Form 10QSB
period 1996-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1996-08-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended:                             Commission File Number:
         June 30, 1996                                       33-90408-C


                      PACE Health Management Systems, Inc.
        (Exact name of small business issuer as specified in its charter)


             Iowa                                      42-1297992
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


                               1025 Ashworth Road
                            West Des Moines, IA 50265
              (Address and zip code of principal executive offices)


                                 (515) 222-1717
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the
past 90 days.     YES __X__   NO _____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
        Class                                              July 18, 1996
Common Stock, no par                                          4,188,002


    Transitional Small Business Disclosure Format (Check one):
                                                            YES ____ NO  __x__



                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                                                          Page
ITEM 1.  FINANCIAL STATEMENTS

            Condensed Balance Sheets........................................1
              June 30, 1996 and December 31, 1995

            Condensed Statements of Operations..............................2
              Three Months and Six Months Ended June 30, 1996 and 1995

            Condensed Statements of Cash Flows..............................3
              Six Months Ended June 30, 1996 and 1995

            Notes to Condensed Financial Statements.........................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................5


                  PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................9

ITEM 2.  CHANGES IN SECURITIES..............................................9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS................................................9

ITEM 5.  OTHER INFORMATION..................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................9



                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS

                                                                          JUNE 30, 1996     DEC. 31, 1995
                                                                          -------------     -------------
ASSETS                                                                     (UNAUDITED)
Current Assets:
     Cash                                                                 $    336,625      $ 2,831,658
     Accounts receivable, net                                                1,201,827          628,699
     Inventories, primarily computer equipment                                  61,220           22,993
     Prepaid expenses                                                           69,146           37,056
                                                                          ------------      -----------
                Total current assets                                         1,668,818        3,520,406
                                                                          ------------      -----------

Furniture and Equipment, at cost, net of
   accumulated depreciation                                                    488,018          378,879
                                                                          ------------      -----------


Computer Software Development Costs, net of accumulated amortization:
     Purchased                                                               1,319,354        1,356,146
     Internally developed                                                      544,920          424,317
                                                                          ------------      -----------
                                                                             1,864,274        1,780,463
                                                                          ------------      -----------

                                                                          $  4,021,110      $ 5,679,748
                                                                          ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term obligations                          $     17,159      $   761,932
     Accounts payable, customer deposits and
        accrued expenses                                                       610,777          463,914
                                                                          ------------      -----------
                Total current liabilities                                      627,936        1,225,846
                                                                          ------------      -----------

Long-Term Obligations, less current maturities                                  39,408           47,663
                                                                          ------------      -----------


Shareholders' Equity:
     Common stock                                                           13,433,594       13,300,481
     Additional paid-in capital                                                 75,011             --
     Accumulated deficit                                                   (10,154,839)      (8,894,242)
                                                                          ------------      -----------
                                                                             3,353,766        4,406,239
                                                                          ------------      -----------
                                                                          $  4,021,110      $ 5,679,748
                                                                          ============      ===========


See Notes to Condensed Financial Statements.



PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                          ----------------------------      ----------------------------
                                              1996             1995              1996            1995
                                          -----------      -----------      -----------      -----------
Net revenues:
     Systems revenues                     $   724,794      $   403,158      $ 1,429,846      $   723,180
     Customer support services                112,593          100,337          212,737          182,143
                                          -----------      -----------      -----------      -----------
                                              837,387          503,495        1,642,583          905,323
                                          -----------      -----------      -----------      -----------

Costs and expenses:
     Cost of systems revenues                 169,523          134,829          283,606          191,821
     Client services                          200,562          204,215          369,480          353,775
     Product development                      408,942          209,571          747,892          329,113
     Sales and marketing                      294,733          214,280          615,780          369,523
     General and administrative               407,117          232,087          924,520          491,004
                                          -----------      -----------      -----------      -----------
                                            1,480,877          994,982        2,941,278        1,735,236
                                          -----------      -----------      -----------      -----------
          Loss from operations               (643,490)        (491,487)      (1,298,695)        (829,913)

Other income, net                              13,013           37,971           38,098           28,676
                                          -----------      -----------      -----------      -----------

          Loss before income taxes           (630,477)        (453,516)      (1,260,597)        (801,237)

Provision for income taxes                       --               --               --               --
                                          -----------      -----------      -----------      -----------
          Net loss                        $  (630,477)     $  (453,516)     $(1,260,597)     $  (801,237)
                                          ===========      ===========      ===========      ===========

Loss per common
   and common equivalent share            $     (0.15)     $     (0.14)     $     (0.30)     $     (0.40)
                                          ===========      ===========      ===========      ===========

Weighted average number of common and
common equivalent shares outstanding        4,262,921        3,140,026        4,253,659        2,013,341
                                          ===========      ===========      ===========      ===========

See Notes to Condensed Financial Statements.




PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   1996             1995
                                                                  ------------     ------------
   Net Loss                                                       $(1,260,597)     $  (801,238)
   Adjustments to reconcile net loss to net cash (used in)
      operating activities:
      Depreciation                                                     91,639           83,925
      Amortization                                                    120,289           44,543
      Compensation expense recognized upon
        grant of stock option                                          75,011             --
      Change in assets and liabilities:
        (Increase) in accounts receivable                            (573,128)        (321,045)
        (Increase) in other current assets                            (70,317)         (71,948)
        Increase in accounts payable, customer
        deposits, and accrued expenses                                146,863          (56,274)
                                                                  -----------      -----------
          Net cash (used in) operating activities                  (1,470,240)      (1,122,037)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized computer software development costs                   (204,100)        (129,192)
   Purchase of furniture and equipment                               (200,778)        (211,022)
                                                                  -----------      -----------
          Net cash (used in) investing activities                    (404,878)        (340,214)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                           --            500,000
   Proceeds from sale of preferred stock                                 --             38,433
   Proceeds from sale of common stock                                 133,113        5,520,120
   Proceeds from collection of stock subscriptions
      receivable                                                         --            881,285
   Payments on notes payable and long term obligations               (753,028)      (1,253,216)
                                                                  -----------      -----------
          Net cash provided by (used in) financing activities        (619,915)       5,686,622
                                                                  -----------      -----------

          Net increase (decrease) in cash                          (2,495,033)       4,224,371

CASH
   Beginning                                                        2,831,658          112,203
                                                                  -----------      -----------
   Ending                                                         $   336,625      $ 4,336,574
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOWS INFORMATION
      Cash payments for interest                                  $       675      $    21,558

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Issuance of Series H preferred stock for release
      of note payable to shareholder                              $        --     $    109,650
   Accrued interest converted to long-term debt                            --           13,886
   Repayment of notes payable with proceeds assigned
      as collateral                                                        --          500,000

See Notes to Condensed Financial Statements



PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1995. The financial information included herein is unaudited; such information reflects all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the six months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2.  LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted with exercise prices below the initial public offering price during the twelve month period preceding the date of the initial filing of the Registration Statement have been included in the computation as if they were outstanding for all years presented.

NOTE 3.  RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the three and six month periods ended June 30, 1995 have been reclassified with no effect on income.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. PACE Health Management Systems, Inc. ("PACE" or the "Company") was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around a knowledge base or "Clinical Library" developed over a period of 20 years at Carnegie-Mellon and Creighton Universities. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. In 1995, the Company introduced PACE CMS, a comprehensive care management system which includes order management and results reporting, clinical pathway management and clinical repository modules, in addition to the Clinical Library database and point-of-care applications.

Prior to April 1995, the Company financed operations with capital contributed by private investors. In April 1995, the Company completed its initial public offering, selling 1,300,000 shares of Common Stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Effective as of the closing of the initial public offering, all outstanding shares of the Company's preferred stock (the "Preferred Stock") issued during previous rounds of private financing were converted to Common Stock on a one-to-one basis.

The Company derives substantially all of its revenues from the sale of PACE systems including: (a) software license fees, (b) implementation fees and (c) hardware sales. Following implementation of the software, the Company also generally receives monthly revenues for customer support services. Customer support services include revenue from maintenance and support services, miscellaneous customization following implementation, and consulting services. The Company recognizes revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition," which requires that systems be delivered, collectibility be probable and there be no significant uncertainty about acceptance. The Company generally records software license fees and implementation fees over the period of implementation. Revenues from hardware sales are recorded at the time of delivery and customer support services revenue is recorded monthly.

The Company capitalizes software development costs that relate primarily to either the development of new software or significant enhancements to existing software. Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of expenses following determination of technical feasibility and until the software is ready for general release. The capitalized costs are amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life of the software, usually three to seven years.

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenues and customer support services. Net revenues were $503,495 and $837,387 for the three months ended June 30, 1995 and 1996, respectively, representing an increase of 66.3%. Systems revenue comprised 80.0% and 86.6% of total net revenues for the three months ended June 30, 1995 and 1996, respectively. Net revenues were $905,323 and $1,642,583 for the six months ended June 30, 1995 and 1996, respectively, representing an increase of 81.4%. The increase in systems revenues was partially attributable to the sale of larger systems incorporating increased functionality. The Company also began to recognize systems revenues on a 20-site license agreement in the first quarter of 1996, following acceptance of a pilot project from a healthcare provider with a nationwide network of 37 rehabilitation hospitals. Revenue from this healthcare provider accounted for approximately 59.2% of the revenue for the three month period and 61.2% of the revenue for the six month period ending June 30, 1996.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, commissions and royalties payable to third parties. Cost of systems revenues was $134,829 and $169,523 in the three months ended June 30, 1995 and 1996, respectively, representing an increase of 25.7%. Cost of systems revenues was $191,821 and $283,606 in the six months ended June 30, 1995 and 1996, respectively, representing an increase of 47.8%. The increase for both the three month and six month period was primarily as a result of costs associated with increased net revenues. Cost of systems revenues totaled 26.7% and 20.2%, respectively, of total net revenues for the three months ended June 30, 1995 and 1996 and cost of systems revenues totaled 21.2% and 17.3%, respectively, of total net revenues for the six months ended June 30, 1995 and 1996. Cost of systems revenues as a percentage of net revenues is expected to fluctuate in the future, depending on the relative mix of hardware and software.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation and support. Client services expenses were $204,215 and $200,562 for the three months ended June 30, 1995 and 1996, respectively, representing a decrease of 1.8%. Client services expenses were $353,775 and $369,480 for the six months ended June 30, 1995 and 1996, respectively, representing an increase of 4.4%. The Company expects that client services expenses will increase in the future, although client services expenses as a percentage of net revenues may fluctuate from period to period.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $209,571 and $408,942 for the three months ended June 30, 1995 and 1996, respectively, representing an increase of 95.1%. Product development expenses were $329,113 and $747,892 for the six months ended June 30, 1995 and 1996, respectively, representing an increase of 127.2%. The increase for the three months and six months ended June 30, 1996 was primarily due to increases in personnel and payroll related expenses related to the Company's expanded development efforts and an increase in amortization of capitalized costs. The Company capitalized $48,048 and $109,883 of product development costs and amortized $70,365 and $60,241 in the three months ended June 30, 1995 and 1996, respectively. The Company capitalized $129,192 and $204,100 of product development costs and amortized $83,925 and $120,289 in the six months ended June 30, 1995 and 1996, respectively. The Company expects that product development expenses will increase in the future, although product development expenses as a percentage of revenues may fluctuate from period to period.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $214,280 and $294,733 for the three months ended June 30, 1995 and 1996, respectively, representing an increase of 37.5%. Sales and marketing expenses were $369,523 and $615,780 for the six months ended June 30, 1995 and 1996, respectively, representing an increase of 66.6%. These increases were primarily due to increases in personnel and payroll related expenses as the Company expanded its sales and marketing efforts. The Company expects the level of sales and marketing expenses will increase in the future, although sales and marketing expenses as a percentage of net revenues may fluctuate from period to period.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $232,087 and $407,117 for the three months ended June 30, 1995 and 1996, respectively, representing an increase of 75.4%. This increase was primarily due to increases in personnel and payroll related expenses, professional services, and depreciation expense. General and administrative expenses were $491,004 and $924,520 for the six months ended June 30, 1995 and 1996, respectively, representing an increase of 88.3%. This increase was primarily due to an increase in professional services, an increase in rent expense following the Company's expansion of office space in West Des Moines, Iowa, and an increase in insurance expense related to the Company's director's and officer's liability coverage. In addition, the Company incurred one time costs of approximately $260,000 associated with the recruiting and hiring of the Company's new Chief Executive Officer in March 1996.

OTHER INCOME, NET: Other income, net is comprised of interest income and expenses. Other income, net was $37,971 and $13,013 for the three months ended June 30, 1995 and 1996, respectively, representing a decrease of 65.7%. Other income, net was $28,676 and $38,098 for the six months ended June 30, 1995 and 1996, respectively, representing an increase of 32.8%. Following completion of the initial public offering in April, 1995, cash balances and investments increased substantially, resulting in increased interest income beginning in the second quarter of 1995. In addition, interest expense was reduced following the repayment of $500,000 in bridge notes in April 1995 with proceeds from the initial public offering.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $336,625 as of June 30, 1996 decreased $2,495,033 from $2,831,658 as of
December 31, 1995. Since its inception, the Company has experienced annual operating losses and negative cash flows from operations. The Company's primary source of cash and working capital has been from investor funds. During the six months ended June 30, 1996, the Company used net cash of $1,470,240 in operating activities, $404,878 in capital expenditures, and $753,028 in the repayment of long-term obligations. During the same period, the Company received $133,113 in proceeds from the exercise of common stock options.

Accounts receivable of $1,201,827 as of June 30, 1996 increased $573,128 from $628,699 as of December 31, 1995 as revenues continued to increase. The Company has established an allowance for doubtful accounts which management believes is adequate. Included in accounts receivable are unbilled accounts receivable of $590,438 that were recognized in revenue prior to when payments were due to the Company under the customer contracts.

Accounts payable, customer deposits, and accrued expenses of $610,777 as of June 30, 1996, increased $146,863 from $463,914 as of December 31, 1995. This increase was primarily due to an increase in customer deposits of $160,302 received by the Company in advance of revenue recognition. For the six months ended June 30, 1996, the Company incurred $404,878 in capital expenditures which consisted of computer software development costs, computer equipment utilized in research and development, and sales demonstration equipment.

The Company occupies approximately 11,500 square feet of office space at its headquarters in West Des Moines, Iowa, under a lease expiring in May 1997. In addition, the Company occupies approximately 700 square feet in Charlotte, North Carolina under a lease expiring in May 1998. The Company believes its facilities are adequate to satisfy its currently anticipated business requirements through May 1997 ap[proximately.

As of June 30, 1996, the Company had working capital of approximately $1.0 million, including a cash balance of approximately $336,000. At that date, the Company did not have material long-term obligations or commitments for capital expenditures. As of May 31, 1996, the Company entered into a $1.0 million unsecured line of credit at a variable interest rate (8.25% as of June 30, 1996) under which no amount was outstanding as of June 30, 1996. The line of credit expires on April 30, 1997.

The Company filed a registration statement on July 12, 1996 with the Securities and Exchange Commission to raise additional capital.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
                  N/A

ITEM 2.  CHANGES IN SECURITIES.
                  N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  N/A

ITEM 5.  OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - None

                  (b) Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

In accordance with requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)



August 12, 1996                            /s/ ROGER D. HUSEMAN
- --------------------------------           ------------------------------------
Dated                                      Roger D. Huseman, Vice President and
                                           Chief Financial Officer