Form 10QSB
period 1996-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1996-11-08
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended:                             Commission File Number:
      September 30, 1996                                    33-90408-C
--------------------------------                --------------------------------

                      PACE Health Management Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

             Iowa                                          42-1297992
-------------------------------                  -------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               Number)


                               1025 Ashworth Road
                            West Des Moines, IA 50265
        -----------------------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 222-1717
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES __x__ NO ____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
      Class                                               October 31, 1996
      -----                                               ----------------
Common Stock, no par                                         5,090,184

    Transitional Small Business Disclosure Format (Check one): YES ___ NO __x__



                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION
                                                                            Page
         ITEM 1.  FINANCIAL STATEMENTS                                      ----

                     Condensed Balance Sheets.................................1
                       September 30, 1996 and December 31, 1995

                     Condensed Statements of Operations.......................2
                       Three Months and Nine Months Ended
                       September 30, 1996 and 1995

                     Condensed Statements of Cash Flows.......................3
                       Nine Months Ended September 30,
                       1996 and 1995

                     Notes to Condensed Financial Statements..................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION...........................................5


                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ..........................................9

         ITEM 2.  CHANGES IN SECURITIES.......................................9

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................9

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.........................................9

         ITEM 5.  OTHER INFORMATION..........................................10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................10



                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------------

                                                     SEPT. 30, 1996      DEC. 31, 1995
                                                     --------------      -------------
ASSETS                                                 (UNAUDITED)
Current Assets:
     Cash                                             $  2,557,477       $  2,831,658
     Accounts receivable, net                              835,836            628,699
     Inventories, primarily computer equipment              91,288             22,993
     Prepaid expenses                                       51,498             37,056
                                                      ------------       ------------
                Total current assets                     3,536,099          3,520,406
                                                      ------------       ------------

Furniture and Equipment, at cost, net of
       accumulated depreciation                            517,534            378,879
                                                      ------------       ------------

Computer Software Development Costs, net of
       accumulated amortization:
     Purchased                                             108,155          1,356,146
     Internally developed                                  492,454            424,317
                                                      ------------       ------------
                                                           600,609          1,780,463
                                                      ------------       ------------
                                                      $  4,654,242       $  5,679,748
                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term obligations      $     15,458       $    761,932
     Accounts payable, customer deposits and
        accrued expenses                                   965,262            463,914
                                                      ------------       ------------
                Total current liabilities                  980,720          1,225,846
                                                      ------------       ------------

Long-Term Obligations, less current maturities              36,248             47,663
                                                      ------------       ------------

Shareholders' Equity:
     Common stock                                       16,243,444         13,300,481
     Additional paid-in capital                             75,011               --
     Accumulated deficit                               (12,681,181)        (8,894,242)
                                                      ------------       ------------
                                                         3,637,274          4,406,239
                                                      ------------       ------------
                                                      $  4,654,242       $  5,679,748
                                                      ============       ============

See Notes to Condensed Financial Statements.



PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                         ---------------------------     ---------------------------
                                             1996            1995            1996           1995
                                         -----------     -----------     -----------     -----------
Net revenues:
     Systems revenues                    $   424,281     $   479,134     $ 1,854,127     $ 1,202,314
     Customer support services                99,725          91,676         312,462         273,819
                                         -----------     -----------     -----------     -----------
                                             524,006         570,810       2,166,589       1,476,133
                                         -----------     -----------     -----------     -----------

Costs and expenses:
     Cost of systems revenues                314,669         192,918         598,275         384,739
     Client services                         257,338         267,330         626,818         621,105
     Product development                     565,085         231,531       1,312,977         560,644
     Write-off of capitalized software     1,270,835            --         1,270,835            --
     Sales and marketing                     274,835         233,416         890,615         602,939
     General and administrative              378,053         333,607       1,302,573         824,611
                                         -----------     -----------     -----------     -----------
                                           3,060,815       1,258,802       6,002,093       2,994,038
                                         -----------     -----------     -----------     -----------
          Loss from operations            (2,536,809)       (687,992)     (3,835,504)     (1,517,905)

Other income, net                             10,467          54,169          48,565          82,845
                                         -----------     -----------     -----------     -----------

          Loss before income taxes        (2,526,342)       (633,823)     (3,786,939)     (1,435,060)

Provision for income taxes                      --              --              --              --
                                         -----------     -----------     -----------     -----------
          Net loss                       $(2,526,342)    $  (633,823)    $(3,786,939)    $(1,435,060)
                                         ===========     ===========     ===========     ===========

Loss per common
   and common equivalent share           $     (0.58)    $     (0.15)    $     (0.88)    $     (0.52)
                                         ===========     ===========     ===========     ===========

Weighted average number of
common and common equivalent
shares outstanding                         4,350,301       4,152,199       4,292,437       2,734,128
                                         ===========     ===========     ===========     ===========

See Notes to Condensed Financial Statements.



PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                              1996            1995
                                                              -----------     -----------
   Net Loss                                                   $(3,786,939)    $(1,435,060)
   Adjustments to reconcile net loss to net cash (used in)
      operating activities:
      Depreciation                                                150,287          71,204
      Amortization                                                192,579         154,290
      Write-off of capitalized software                         1,270,835            --
      Compensation expense recognized upon
        grant of stock option                                      75,011            --
      Change in assets and liabilities:
        (Increase) in accounts receivable                        (207,137)       (491,143)
        (Increase) in other current assets                        (82,737)        (63,979)
        Increase (decrease) in other current liabilities          501,348         (81,651)
                                                              -----------     -----------
          Net cash (used in) operating activities              (1,886,753)     (1,846,339)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized computer software development costs               (283,560)       (133,700)
   Purchase of furniture and equipment                           (288,942)       (283,524)
                                                              -----------     -----------
          Net cash (used in) investing activities                (572,502)       (417,224)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                    450,000         500,000
   Proceeds from sale of preferred stock                             --            38,433
   Proceeds from sale of common stock                           2,942,963       5,500,722
   Proceeds from stock subscriptions receivable                      --           881,285
   Payments on notes payable and long term obligations         (1,207,889)     (1,254,645)
                                                              -----------     -----------
          Net cash provided by financing activities             2,185,074       5,665,795
                                                              -----------     -----------

          Net increase (decrease) in cash                        (274,181)      3,402,232

CASH
   Beginning                                                    2,831,658         112,203
                                                              -----------     -----------
   Ending                                                     $ 2,557,477     $ 3,514,435
                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOWS INFORMATION
      Cash payments for interest                              $     3,620     $    21,847

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Issuance of Series H preferred stock for release
      of note payable to shareholder                          $      --       $   109,650
   Accrued interest converted to long-term obligation                --            13,886
   Repayment of notes payable with proceeds assigned
      as collateral                                                  --           500,000

See Notes to Condensed Financial Statements


PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The results of operations for the nine months are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3.  RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the three and nine month periods ended September 30, 1995 have been reclassified with no effect on income.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL. PACE Health Management Systems, Inc. ("PACE" or the "Company") was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around a knowledge base or "Clinical Library" developed over a period of 20 years at Carnegie-Mellon and Creighton Universities. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. In 1995, the Company introduced PACE CMS, a comprehensive care management system which includes order management and results reporting, clinical pathway management and clinical repository modules, in addition to the Clinical Library database and point-of-care applications. In the third quarter of 1996, the Company introduced a state-of-the-art three-tier graphical version of PACE CMS.

Prior to April 1995, the Company financed operations with capital contributed by private investors. In April 1995, the Company completed its initial public offering, selling 1,300,000 shares of Common Stock at $5.00 per share for net proceeds to the Company of $5,500,722. Effective as of the closing of the initial public offering, all outstanding shares of the Company's preferred stock (the "Preferred Stock") issued during previous rounds of private financing were converted to Common Stock on a one-to-one basis. In September, 1996, the Company sold 900,000 shares of common stock at $3.25 per share for net proceeds to the Company of $2,802,845.

The Company derives substantially all of its revenues from the sale of PACE systems including: (a) software license fees, (b) implementation fees and (c) hardware sales. Following implementation of the software, the Company also generally receives monthly revenues for customer support services. Customer support services include revenue from maintenance and support services, miscellaneous customization following implementation, and consulting services. The Company recognizes revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition," which requires that systems be delivered, collectibility be probable and there be no significant uncertainty about acceptance. The Company generally records software license fees and implementation fees over the period of implementation. Revenues from hardware sales are generally recorded at the time of delivery and customer support services revenue is recorded monthly.

The Company capitalizes software development costs that relate primarily to either the development of new software or significant enhancements to existing software. Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of expenses following determination of technical feasibility and until the software is ready for general release. The capitalized costs are amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life of the software, usually three to seven years. At each balance sheet date, the unamortized capitalized costs of a computer software product are compared to the net realizable value of the product and the amount by which the unamortized capitalized costs exceed the net realizable value is written off. The net realizable value is the estimated future gross revenues from a product, reduced by the estimated future costs of completing and disposing of that product.

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenue and customer support services. Net revenues were $570,810 and $524,006 for the three months ended September 30, 1995 and 1996, respectively, representing a decrease of 8.2%. Systems revenue comprised 83.9% and 80.9% of total net revenues for the three months ended September 30, 1995 and 1996, respectively. Net revenues were $1,476,133 and $2,166,589 for the nine months ended September 30, 1995 and 1996, respectively, representing an increase of 46.8%. Systems revenue comprised 81.5% and 85.6% of total net revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in net revenues for the nine month period was primarily due to recognition of systems revenue on a 20-site license agreement, following acceptance of a pilot project from a healthcare provider with a nationwide network of 37 rehabilitation hospitals.

Systems revenue from this healthcare provider accounted for $255,920 or 60.3% of systems revenue for the three month period ended September 30, 1996 of which 93.6% was attributable to hardware sales on follow on orders for equipment delivered to additional sites. Systems revenue from this healthcare provider accounted for $1,261,047 or 68.0% of the systems revenue for the nine month period ended September 30, 1996, of which 27.3% was attributable to hardware sales. While the Company anticipates future hardware sales to this healthcare provider to be a large part of systems revenue, the percentage of hardware sales to total systems revenue may fluctuate depending on the mix of software license fees, implementation fees, and hardware sales to new customers. Further, future revenues may be subject to quarterly fluctuations due to various factors, including long sales cycles, timing of orders or contracts, and the duration of implementation.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, commissions and royalties payable to third parties. Cost of systems revenues was $192,918 and $314,669 in the three months ended September 30, 1995 and 1996, respectively, representing an increase of 63.1%. Cost of systems revenues was $384,739 and $598,275 in the nine months ended September 30, 1995 and 1996 respectively, representing an increase of 55.5%. Costs of systems revenues totaled 33.8% and 60.0%, respectively, of total net revenues for the three months ended September 30, 1995 and 1996 and cost of systems revenues totaled 26.0% and 27.6%, respectively, of total net revenues for the nine months ended September 30, 1995 and 1996. The increase for both the three month and nine month period was primarily as a result of costs associated with increased hardware sales. While the nine month figures are probably more indicative of the expected cost of systems revenues as a percentage of net revenues, this figure will continue to fluctuate in the future, depending on the relative mix of hardware and software.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and support. Client services expenses were $267,330 and $257,338 for the three months ended September 30, 1995 and 1996, respectively, representing a decrease of 3.7%. Client services expenses were $621,105 and $626,818 for the nine months ended September 30, 1995 and 1996, respectively, representing an increase of 0.9%. While Client services expenses have remained relatively constant from 1995 to 1996, the Company expects these expenses will increase in the future, although client services expenses as a percentage of net revenues may fluctuate from period to period.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $231,531 and $565,085 for the three months ended September 30, 1995 and 1996, respectively, representing an increase of 144.1%. Product development expenses were $560,644 and $1,312,977 for the nine months ended September 30, 1995 and 1996, respectively, representing an increase of 134.2%. These increases were primarily due to increases in personnel and payroll related expenses as the Company accelerated work on its Graphical User Interface (GUI) project and expanded staffing on its Critical Pathway Analyzer (CPA) project. The Company capitalized $4,508 and $79,461 of product development costs and amortized $70,365 and $72,289 in the three months ended September 30, 1995 and 1996, respectively. The Company capitalized $133,700 and $283,560 of product development costs and amortized $154,290 and $192,579 in the nine months ended September 30, 1995 and 1996, respectively. The increased efforts associated with the GUI and CPA projects accounted for the increases in capitalized expenses in the periods presented. The Company expects that product development expenses will increase in the future, although product development expenses as a percentage of revenues may fluctuate from period to period.

WRITE-OFF OF CAPITALIZED SOFTWARE: Write-off of capitalized software reflects a one-time adjustment of $1,270,835 during the three months ended September 30, 1996. This write-off reflects the unamortized costs of developing the Company's original text-based version of CMS. This version of the product will no longer be offered for sale and, as a result, any net realizable value to the Company for that product is minimal. This adjustment was made following the Company's delivery and implementation of its new three-tier Graphical User Interface Solution (GUI) during the third quarter of 1996.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $233,416 and $274,835 for the three months ended September 30, 1995 and 1996, respectively, representing an increase of 17.7%. Sales and marketing expenses were $602,939 and $890,615 for the nine months ended September 30, 1995 and 1996, respectively, representing an increase of 47.7%. The increases in the three and nine month periods were primarily due to increases in personnel and payroll related expenses as the Company expanded its sales department. The Company expects the level of sales and marketing expenses will increase in the future, although sales and marketing expenses as a percentage of net revenues may fluctuate from period to period.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $333,607 and $378,053 for the three months ended September 30, 1995 and 1996, respectively, representing an increase of 13.3%. General and administrative expenses were $824,611 and 1,302,573 for the nine months ended September 30, 1995 and 1996, respectively, representing an increase of 58%. This increase was primarily due to an increase in professional services, an increase in rent expense following the Company's expansion of office space in West Des Moines, Iowa, and an increase in insurance expense related to the Company's director's and officer's liability coverage. In addition, the Company incurred one-time costs of approximately $300,000 associated with the recruiting and hiring of the Company's new Chief Executive Officer in March 1996.

OTHER INCOME, NET: Other income, net is comprised of interest income and expenses. Other income, net was $54,169 and $10,467 for the three months ended September 30, 1995 and 1996, respectively, representing a decrease of 80.7%. Other income, net was $82,845 and $48,565 for the nine months ended September 30, 1995 and 1996, respectively, representing a decrease of 41.4%. Following completion of the initial public offering in April 1995, cash balances and investments increased substantially, resulting in increased interest income beginning in the second quarter of 1995. In addition, interest expense was reduced following the repayment of $500,000 in bridge notes in April 1995 with proceeds from the initial public offering.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has experienced annual operating losses and negative cash flows from operations. The Company's primary source of cash and working capital has been from investor funds. Cash used in operating activities was $1,846,339 and $1,886,753 for the nine month periods ended September 30, 1995 and 1996, respectively. In 1995, cash provided by financing activities was $5,665,795 which included net proceeds from the initial public offering in the amount of $ 5,500,722, proceeds from the collections of stock subscriptions receivable in the amount of $881,285, and repayment of long term obligations in the amount of $754,645. In 1996, cash provided by financing activities was $2,185,074 which included net proceeds from the sale of 900,000 shares of common stock in the amount of $2,802,845 and repayment of long term obligations in the amount of $757,889. In 1996, the Company also funded its operations in part through periodic borrowings under its unsecured line of credit.

Accounts receivable of $628,699 as of December 31, 1995 increased $207,137 to $835,836 as of September 30, 1996 as revenues continued to increase. The Company has established an allowance for doubtful accounts which management believes is adequate. Included in accounts receivable are unbilled accounts receivable of $520,150 that were recognized in revenue prior to when payments were due to the Company under the terms of the customer contracts.

Other current liabilities of $463,914 as of December 31, 1995 increased $501,348 to $965,262 as of September 30, 1996. This increase was primarily due to an increase in customer deposits of $194,067 received by the Company in advance of revenue recognition and an increase in accounts payable of $243,622 resulting from an increase in hardware purchased for resale. For the nine months ended September 30, 1995 and 1996, the Company incurred $133,700 and $283,560, respectively, in capital expenditures which consisted of computer equipment utilized primarily in research and development, and sales demonstration equipment.

The Company occupies approximately 11,500 square feet of office space at its headquarters in West Des Moines, Iowa, under a lease expiring in May 1997. In addition, the Company occupies approximately 1,200 square feet in Charlotte, North Carolina under a lease expiring in May 1998. The Company believes its facilities are adequate to satisfy its currently anticipated business requirements through May 1997.

As of September 30, 1996, the Company had working capital of $2,555,379, including a cash balance of $2,557,477. At that date, the Company did not have material long-term obligations or commitments for capital expenditures. As of May 31, 1996, the Company entered into a $1.0 million unsecured line of credit at a variable interest rate (8.25% as of September 30, 1996) under which no amount was outstanding as of September 30, 1996. The line of credit expires on April 30, 1997. The Company anticipates it will be required to raise additional funds during 1997 and is currently evaluating alternatives.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
                  N/A

ITEM 2.  CHANGES IN SECURITIES.
                  N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of PACE Health Management Systems, Inc. was held at the office of the Company, 1025 Ashworth Road, City of West Des Moines, on May 3, 1996. The following matters were voted upon:


1.       Proposal to restate the Articles of Incorporation:

             For: 3,510,569          Against: 73,375          Abstentions: 2,470
                  ---------                   ------                       -----

2.       Election of Directors:

                     Name                  Votes Received                  Term
                     ----                  --------------                  ----
                  Bill Childs                 3,564,958                   1 year
                  David Spreng                3,564,958                   1 year
                  John Pappajohn              3,564,958                  2 years
                  Gordon Derzon               3,564,958                  2 years
                  Mark Emkjer                 3,564,958                  3 years
                  Carl Witonsky               3,564,958                  3 years

3. Proposal to ratify the appointment of McGladrey & Pullen, LLP, as independent auditors:

             For: 3,583,489          Against: 1,500           Abstentions: 1,425
                  ---------                   -----                        -----


ITEM 5.  OTHER INFORMATION.
                 N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                          Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
                            for which this report is filed.


                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)



November 8, 1996                           /s/ ROGER D. HUSEMAN
----------------                           ------------------------------------
Dated                                      Roger D. Huseman, Vice President and
                                           Chief Financial Officer