Form 10KSB
period 1996-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1997-03-21
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

_X_ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1996


___ Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-27554

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
           (Name of small business issuer as specified in its charter)

           Iowa                                               42-1297992
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                 Number)

                               1025 Ashworth Road
                            West Des Moines, IA 50265
      --------------------------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (515) 222-1717
      --------------------------------------------------------------------
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                              Common Stock, no par
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for its most recent fiscal year: $3,040,400

The aggregate market value of the voting stock held by non-affiliates, based upon the closing sale price of the common stock on March 11,1997 as reported by the Nasdaq SmallCap Market, was approximately $6,983,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
       Class                                             February 28, 1997
--------------------                               -----------------------------
Common Stock, no par                                        5,090,184

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 23, 1997 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):    YES___  NO_X_

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         1996 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I.
                                                                            Page

ITEM 1.     Description of Business........................................  1


ITEM 2.     Description of Property........................................  9


ITEM 3.     Legal Proceedings..............................................  9


ITEM 4.     Submission of Matters to a Vote of Security Holders............  9

                             PART II.

ITEM 5.     Market for Common Equity and Related Shareholder Matters....... 10

ITEM 6.     Management's Discussion and Analysis or Plan of Operation...... 10

ITEM 7.     Financial Statements........................................... 16

ITEM 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................... 32

                                          PART III.

ITEM 9.     Directors, Executive Officers, Promoters and Control Person,
            Compliance With Section 16(a) of the Exchange Act.............. 32

ITEM 10.    Executive Compensation......................................... 32

ITEM 11.    Security Ownership of  Certain Beneficial Owners and
            Management..................................................... 32

ITEM 12.    Certain Relationships and Related Transactions................. 32

ITEM 13.    Exhibits and Reports on Form 8-K............................... 34

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

PACE develops and markets advanced patient care management software systems that enable healthcare providers to standardize the delivery of care, maximize resource utilization and improve clinical outcomes. The Company's enterprise-wide, client/server applications automate charting, clinical workflow processes and the clinical pathways that are increasingly being incorporated into healthcare practices. The Company's core system, PACE CMS, is a modular suite of advanced software applications that provides hospitals and integrated delivery systems a comprehensive system for interdisciplinary documentation, nursing care planning, clinical pathway management and enterprise-wide order management, all at the point of care. The Company believes that its systems increase the productivity of nurses, physicians and ancillary labor resources by improving the accuracy and legibility of documentation, reducing clerical tasks such as entering orders for tests, services, consultations and treatments, and enhancing communications and coordination of care among members of the patient care team. Additionally, its systems provide real-time access to detailed patient data at the point of care, facilitate integration of appropriate clinical pathways into patient care plans and treatment regimes, integrate critical patient care information into enterprise-wide, computer-based patient record systems, and, ultimately, improve the quality of care while reducing costs.

THE COMPANY

PACE was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon University and Creighton University. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. As a result, no new systems were installed during 1994 and no license fee revenues were recorded during that year. During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS, the system from which the Company had derived substantially all of its revenues in 1995, and introduced PACE CMS, a comprehensive care management system, which represents a significant enhancement to PACE/CIS. PACE CMS uses an object-oriented open three-tier client/server architecture and Microsoft(R) technology such as Windows NT(R) Server and SQL Server which enable it to be integrated with nearly every hospital information system (HIS) or practice management system on the market, thereby protecting the investments in systems which may currently be in place at the customer's site. The next generation of PACE, Graphical PACE CMS, increases user functionality while adding a graphical user interface. Successfully installed at two facilities in 1996, Graphical PACE CMS has the user friendliness of Windows with significantly enhanced clinical functionality as compared to the original character-based product.

Prior to April 1995, the Company financed operations with capital contributed by private investors. In April 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Effective as of the closing of the initial public offering, all outstanding shares of the Company's preferred stock issued during previous rounds of private financing were converted to common stock on a one-to-one basis. In September 1996, the Company sold 900,000 shares of common stock at $3.25 per share for net proceeds to the Company of approximately $2.8 million.

INDUSTRY OVERVIEW

Over the past two decades, healthcare costs have risen dramatically relative to the overall rate of inflation. Historically, reimbursement for healthcare organizations has been based on a fee-for-service model of payment. With increasing pressure to reduce costs, managed care organizations and other payers are shifting the economic risk for the delivery of care to providers through alternative reimbursement models, including capitation and fixed fees. This pressure has forced providers to deliver more cost-effective services, while at the same time maintaining or improving the quality of care. The need to manage the delivery of care in a more cost-effective manner has led to an increased demand for clinical information systems that enable providers to measure, monitor and improve clinical processes.

The availability of complete, accurate, timely and cost-effective patient information is essential to controlling healthcare costs while providing high quality patient care. Today, most essential clinical patient care documentation is still stored on paper. The current use of paper-based hospital records is inherently inefficient due to the difficulty of disseminating information throughout an organization, the inability to immediately incorporate changes in a patient's status into the record and the likelihood of transcription errors arising from the redundant data entry. In essence, caregivers in many circumstances may be making patient care decisions without current information. These inefficiencies are driving the growth of point-of-care electronic medical record systems that allow integration from disparate information systems and automate the entry and management of essential patient care data.

In addition, the healthcare industry is moving towards the adoption of computer-based, standardized nursing care plans and clinical pathways. Nursing care plans include the basic steps required in the daily process of delivering patient care including, among others, the routine documentation of vital statistics, administration of medications and patient education. The Company believes that there is increasing pressure to implement these systems from many managed care organizations, accrediting bodies such as the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), policy making organizations such as the National Academy of Sciences and the Institute of Medicine, and various federal and state regulatory bodies. Clinical pathways include essential elements of daily care required through the entire episode of care, regardless of their impact on outcomes. By utilizing clinical pathways, caregivers can begin to standardize the provision of care and seek to ensure more consistent outcomes. To develop a clinical pathway, health organizations generally appoint a multi-disciplinary committee to analyze the treatment plans and clinical outcomes of many similarly diagnosed patients in order to determine the statistically significant treatment factors necessary to deliver more consistent, higher-quality outcomes. The development of a clinical pathway in such a manner for each diagnosis typically requires up to one year to complete. Once a clinical pathway has been developed, hospitals often experience difficulty implementing the pathway due to the complexities associated with dissemination of such procedures and differing physician practices.

In light of these fundamental changes in the healthcare industry, a need exists for a healthcare information system that assists clinicians in the management of patient care from hospital admission to follow-up assessment. A comprehensive patient care management system must be able to manage patient information, nursing care plans and clinical pathways for providers. In order to assist providers in improving the delivery of care, a patient care management system must also be able to produce valuable benchmark data and outcomes analyses for healthcare administrators.

PRODUCTS

The Company's systems and services address the industry's need for advanced point-of-care applications which automate and standardize charting functions, clinical workflow processes and clinical pathways. The Company's open-systems architecture and object orientation allow PACE CMS to be integrated with a healthcare provider's existing information systems, including financial management, admissions, pharmacy, laboratory and other ancillary systems. PACE CMS is a tightly integrated array of the following five modules that work in harmony to provide a COMPLETE PATIENT MANAGEMENT SOLUTION for caregivers:

Clinical Documentation

      The Clinical Documentation module is a disciplinary decision support and documentation system that automates patient charting functions for enhanced productivity and information-sharing. Documentation applications capture, analyze and report on such elements as:
           1.   Vital signs
           2.   Fluid balances (intake and output)
           3.   Observations and findings (assessments)
           4.   Prescribed medications
           5.   Infused intravenous solutions
           6.   Clinical pathways
           7.   Individual patient care plans

      Additionally, this module provides personalized on-line education to enhance a patient's understanding of his/her illness and prescribed treatment programs.

Case Management

      The PACE Case Management module improves the delivery of patient care through the use of clinical pathways. The foundation of the system is the clinical path, a CareMap(R) product licensed to the Company by The Center for Case Management. Case Management provides complete solutions for:

           1. Analysis and creation of the pathway with the Critical Pathway Analyzer (CPA)
           2.   Documentation of the pathway at the point of care
           3.   Integration with orders, results and documentation
           4.   Monitoring of variances and outcomes during the episode of care
           5. Reporting of aggregate pathway information retrospective of the care

Critical Care

      The PACE Critical Care module integrates all patient information for clinical decision-making in the critical care setting. It permits direct automatic capture of patient information from medical instruments such as cardiac monitors and ventilators. This information is verified and then automatically sent to the Clinical Documentation module where it is displayed and organized for rapid decision support and compared with established clinical pathways.

Clinical Repository

      The PACE Clinical Repository is the central warehouse for data collected across the enterprise. As patient information is collected, it is automatically sent to the Clinical Repository for permanent storage. Over time, this accumulated information becomes the foundation for the permanent electronic medical record for each patient.

Order Communications

      The PACE Order Communications module serves as a vital communications link that processes and broadcasts clinician orders and results throughout the healthcare enterprise.

The Company believes that PACE systems are differentiated from other healthcare decision support systems by their breadth of functionality and flexibility. The PACE Clinical Library, which is part of the PACE CMS core system, provides an extensive reference source for assisting clinicians in establishing nursing care plans. The modular nature of PACE CMS provides flexibility to tailor the system to the specific needs of the customer. The ability of PACE CMS to provide point-of-care decision support and pathway management from within the system and on a real-time basis is a powerful advantage of PACE CMS. The Company expects that the user-friendly nature of Graphical PACE CMS will further differentiate the Company's systems from its competitors.

The Company is also a reseller of computer hardware and software obtained from third party vendors. At the present time, purchases are made from a limited number of suppliers. The Company believes there are numerous alternate sources of such materials in the event current suppliers are unable to provide sufficient supplies or increase prices.

MARKETING AND SALES

The potential market for patient care management and point-of-care systems in the United States includes approximately 6,500 hospitals and other healthcare facilities such as rehabilitation centers and long-term care facilities. The majority of these entities have not yet invested in complete patient care management systems with full point-of-care- capabilities. Company management believes that the need for healthcare providers to control costs, document care, adopt standards of care and still maintain or improve the quality of care will require healthcare providers to invest in new systems.

To ensure its products meet market and client needs, the Company established a formal product management department in 1996 to keep abreast of marketing and clinical trends. This team translates information into functionality as they lead client focus groups and PACE technical personnel in designing modules, products and enhancements that will interface with existing PACE systems. Also in 1996, the Company expanded its sales force and reorganized sales territories into six regions within the United States and added a national accounts focus. The direct sales effort is supported by a marketing communications program designed to contact the Company's target audience, which is comprised of the healthcare provider's chief executives, nursing management, information systems managers and physicians. The communications program includes trade show displays, newsletters and videos as well as advertising in trade publications, direct mail campaigns, press releases, speaking engagements, and published articles.

PACE system sales are generally made to potential customers that are either 1) adding a patient care management system to complement their other core financial or clinical systems or 2) replacing their existing clinical systems to more effectively support their integrated delivery system.

The sales cycle for point-of-care clinical information systems from initial sales contact to contract signature can be as long as twelve to eighteen months, depending on the size and governing structure of the prospective customer. To make information systems decisions, prospective customers frequently form a committee comprised of personnel from several of their departments, such as administrative, clinical and information systems. The healthcare provider may also use industry consultants to assist in the evaluation. This committee (or consultant) identifies vendors who meet the healthcare provider's requirements by issuing requests for information or requests for proposals (RFP). This process requires the Company to write in-depth proposals and conduct demonstrations at the prospective customer's site. In 1996, the Company signed agreements with several of its customers to act as Premier Client sites to provide prospective customers with the opportunity to see the software systems being used in a live environment by clinicians and healthcare professionals. In addition, a prospective customer may also visit Company headquarters for corporate overviews and product presentations. This process leads to the Company's selection as vendor of choice prior to beginning contract negotiations. Contract signature completes the sales cycle.

In order to expand its market coverage, two remarketing agreements were signed in the fourth quarter of 1995 with companies whose products and services both utilize and complement PACE products. These agreements allow each signatory to market to each other's current customer base and to sell jointly to prospective new clients. The agreements are intended as a marketing arrangement only and require that each company represent, install and support its own products. To the extent that the Company determines that other remarketing agreements, business acquisitions, partnerships or joint venture business relationships will further its business strategy, it will consider entering into such acquisitions or relationships.

Contracts to install the Company's products generally provide that the customer may terminate its contract only upon a material breach by the Company. Under customary sales arrangements, the Company receives partial payment when the contract is signed. Although an individual payment schedule is determined contractually for each customer, additional payments are generally due upon delivery of hardware and software, upon commencement of system operation, and upon final acceptance of the system by the customer. Generally, acceptance by the customer has been required after the Company has satisfied specified criteria, including the installation of all hardware and the implementation of all software. The customer is not permitted to withhold such acceptance unreasonably. Payment has generally been required and made within 30 days of invoice.

The Company recognizes revenue from the sale of PACE software systems which consist primarily of software license fees, software implementation and installation services, and hardware sales. Revenue from software license fees is recognized upon delivery of the software provided that collectibility is probable and the Company has no significant obligations remaining under the software license agreement. The estimated costs of any insignificant remaining obligations are accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization is accounted for over the length of the implementation period using the percentage-of-completion method of accounting. Revenue from implementation and installation services is accounted for separately from the software license fees and recognized when the services are performed. Revenue from hardware sales is recognized upon shipment or upon completion of significant staging or configuration obligations. Following implementation of the software, the Company also receives monthly revenues for customer support services. Revenue from customer support services, including system updates, is recognized over the period the services are provided. The Company recognizes revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition," which requires that systems be delivered, collectibility be probable and there be no significant uncertainty about acceptance.

BACKLOG

The Company's backlog consists of signed contracts that the Company expects to implement within the next 12 to 18 months. As of December 31, 1996, the Company had a backlog of approximately $1,900,000 compared to $3,900,000 on December 31, 1995. As of December 31, 1996, the Company also had software support maintenance agreements which ranged from 12 to 72 months in length and represented total future revenues of approximately $1,657,000 compared to $1,049,982 on December 31, 1995. As of February 28, 1997, the Company had a backlog of approximately $8,000,000 which included $3,100,000 of future revenue from software support maintenance agreements.

COMPETITION

The market for point-of-care clinical information systems is highly competitive. Competitors vary in size and in the scope of the products and services they offer. Many of them are larger and better capitalized than the Company. Among the Company's principal competitors are traditional HIS vendors and clinical information systems vendors. These companies include Cerner Corp., Keane, HBO & Co., which purchased CliniCom Inc. in 1995, Meditech, Inc., Phamis, Incorporated, SMS Corp., Hewlett-Packard Co., SpaceLabs Medical, Inc. and Emtek HealthCare Systems, Inc., a subsidiary of Motorola, Inc.

The Company believes its products are and will be well positioned to compete with such vendors with several competitive advantages. In addition to being comprehensive, PACE CMS includes a full set of clinical applications which are continuously expanded to accommodate clinically-oriented functions that can benefit from increased automation. Among the PACE concepts which management believes provide competitive advantages are:

* Flexibility--PACE CMS includes an extensive set of components that allow the facilities to customize the system to the needs of many different healthcare environments.

* Open Systems--PACE CMS products are built upon a three-tiered client/server architecture. PACE maintains extensive use of the Microsoft(R) component architecture. PACE utilizes Windows 95 or NT workstation for the presentation of the client operating systems and Windows NT or UNIX for the application server operating system. The relational database is MS SQL Server or Oracle. In addition, each customer can choose the specific hardware that best fits its information systems investments.

* Open Network--PACE CMS provides clinicians with access to all relevant computerized information, wherever it may be within the healthcare system.

* Service and Support--PACE CMC offers a broad spectrum of service and support including 24-hour telephone support, on-site service for critical problems, on-line support, software installation services, system integration services, training services and data update services.

Management also believes that PACE competes well on the depth and sophistication of its product suite including:

* The PACE Clinical Library--An on-line reference library of over 2,000 inpatient care protocols, care plans, and medical treatment guidelines.

* The PACE Graphical User Interface--A unique, intuitive user interface designed by a team of graphic artists, clinicians, and technical specialists.

* The PACE Clinical Pathway Analyzer--An innovative product, designed to help create provider-specific clinical pathways based on the provider's historical clinical practice patterns and patient populations.

RESEARCH AND DEVELOPMENT

The Company's product development activities are focused on providing information systems that support the transition to managed care, enhance cost containment and improve patient outcomes. Current product development activities will be used to expand existing applications into additional healthcare settings within the healthcare enterprise, such as home healthcare or ambulatory care. Product development will also focus on adding enhancements to current products which will include using more efficient architecture configuration and incorporating new evolving technologies and standards.

Total research and development costs incurred by the Company were approximately $1,535,500, $732,500, and $1,998,000 for 1996, 1995, and 1994, respectively.

INTELLECTUAL PROPERTY

The Company currently relies, in part, on a combination of trade secret and copyright laws, software security measures, license agreements and nondisclosure agreements to establish and protect its proprietary rights. A portion of the expert system (the interpretive system for systematic learning and support for decision-making within the PACE Clinical Library) is patented and the Company is the assignee of that patent. Due to the nature of the software industry, the Company believes that its ability to develop, enhance and modify its current products and other clinical information systems is more significant to its ability to compete in the market than patent, trade secret and copyright protection.

In addition, the Company seeks to protect its proprietary information through nondisclosure agreements with its employees. The Company's policy is to have employees enter into a nondisclosure agreement containing provisions that prohibit the disclosure of confidential information to anyone outside the Company, require disclosure to the Company of any new ideas, developments, discoveries or inventions conceived during employment, and require assignment to the Company of proprietary rights to such matters that are related to the Company's business and technology.

GOVERNMENT REGULATION

The Company's products are not currently subject to regulation by the FDA, and the Company does not intend to change its products in a manner that would subject them to existing FDA regulation. There can be, however, no assurance that the Company's products will not become subject to future guidelines, regulations or inspection procedures of the FDA or other state or federal regulatory bodies

EMPLOYEES

As of December 31, 1996, the Company employed 63 full-time personnel of which 4 are executives, 12 are sales and marketing personnel, 5 are administrative and clerical personnel, 25 are product development employees, and 17 are client services personnel.

None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent. The Company is a party to a joint employer agreement with Merit Resources, Inc., a third-party provider of employee administration, benefits and personnel services. Under this agreement, all personnel serving the Company are employees of the provider (Merit) for the purposes of payroll administration and benefit packages. A stipulation of this joint employer relationship is that all employees owe all fiduciary and confidentiality obligations concerning the Company's proprietary information to the Company and not Merit. In addition, the Company's officers serve as officers of the Company only, and not of Merit.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 11,500 square feet of office space at its headquarters in West Des Moines, Iowa and approximately 1,200 square feet in Charlotte, North Carolina. The lease for its headquarters in West Des Moines, Iowa expires in May 1997 and is currently being renegotiated. The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements increase, however, it anticipates this increase to be minimal for the next twelve months.

ITEM  3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 1996.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PACE Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "PCES." The following table sets forth the range of high and low prices as reported by the Nasdaq SmallCap Market beginning April 27, 1995.



          Quarter ended               High                      Low
       --------------------------------------------------------------------
             6/30/95                 5 3/8                     4 7/8
             9/30/95                 5 1/2                     4 7/8
            12/31/95                 5 3/8                     2 1/2
             3/31/96                     6                     2 3/4
             6/30/96                 9 5/8                     5 1/4
             9/30/96                 7 1/2                     3 1/8
            12/31/96                 4 7/8                         3

As of March 7, 1997, there were 76 shareholders of record and approximately 1,000 beneficial shareholders of the Company's common stock. The Company has declared no cash dividends since inception and has no plan to declare a dividend in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

PACE was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon University and Creighton University. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. As a result, no new systems were installed during 1994, and no license fee revenues were recorded during that year. During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS, the system from which the Company had derived substantially all of its revenues in 1995, and introduced PACE CMS a comprehensive care management system representing a significant enhancement to PACE/CIS. During 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was enhanced through the first release of a graphical user interface (GUI) utilizing a three-tier, client/server, open-systems architecture ("Graphical PACE CMS").

Prior to April 1995, the Company financed operations with capital contributed by private investors. In April 1995, the Company completed its initial public offering, selling 1,300,000 shares of Common Stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Effective as of the closing of the initial public offering, all outstanding shares of the Company's preferred stock issued during previous rounds of private financing were converted to common stock on a one-to-one basis. In September 1996, the Company sold 900,000 shares of common stock at $3.25 per share for net proceeds to the Company of approximately $2.8 million.

The Company derives substantially all of its revenues from the sale of PACE systems including: (a) software license fees, (b) software implementation and installation services and (c) hardware sales. Revenue from software license fees is recognized upon delivery of the software provided that collectibility is probable and the Company has no significant obligations remaining under the software licensing agreement. The estimated costs of any insignificant remaining obligations are accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization is accounted for over the length of the implementation period using the percentage-of-completion method of accounting. Revenue from implementation and installation services is accounted for separately from the software license fees and recognized when the services are performed. Revenue from hardware sales is recognized upon shipment or upon completion of significant staging and configuration obligations. Customer support services, which include system updates, are recognized over the period the services are performed.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $3,040,400 and $2,080,796 in 1996 and 1995, respectively, representing an increase of 46%. Revenues from software license fees increased 106% to $1,534,000 in 1996 compared to $743,090 in 1995. Revenues from hardware sales also increased 29% to $810,864 in 1996 compared to $627,342 in 1995. Revenues for 1996 were mainly attributable to software licensing fees and hardware sales on a 20-site contract initiated in the first quarter 1996. In the fourth quarter 1996, this client expanded the contract to include an additional 8 sites. This contract accounted for 63% and 11% of net revenues in 1996 and 1995, respectively. Customer support services revenues were $420,987 and $350,091 in 1996 and 1995, respectively, representing an increase of 20%. This increase was due to additional maintenance contracts resulting from the continued growth in the Company's installed client base.

COST OF SYSTEMS REVENUES: Costs of systems revenues include hardware purchases, commissions, and royalties payable to third parties. The Company's cost of systems revenues was $853,777 and $621,023 in 1996 and 1995, respectively, representing an increase of 37%, primarily as a result of costs associated with increased hardware sales. Cost of systems revenues as a percentage of net revenues was 28% and 30% in 1996 and 1995, respectively. Total cost of systems revenues as a percentage of total net revenues in future periods could reflect considerable variations depending on the product mixes of revenues.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and support. Client services expenses were $890,287 and $868,382 in 1996 and 1995, respectively, representing an increase of 3%. While client services expenses have remained relatively constant from 1995 to 1996, the Company expects these expenses will increase significantly in the future relative to new sales and the growth in the Company's installed client base.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $1,748,645 and $980,144 in 1996 and 1995, respectively, representing an increase of 78%. This increase was primarily due to increases in personnel and payroll related expenses as the Company accelerated work on its Graphical User Interface (GUI) project and expanded staffing on its Critical Pathway Analyzer (CPA) project. The Company capitalized $495,399 and $147,861 of product development costs and amortized $213,175 and $247,610 in 1996 and 1995, respectively.

WRITE-OFF OF CAPITALIZED SOFTWARE: Write-off of capitalized software development costs reflects a one-time adjustment of $1,270,835 during 1996. This write-off reflects the unamortized costs of developing the Company's original text-based version of CMS. This version of the product will no longer be offered for sale and, as a result, any net realizable value to the Company for that product is minimal. This adjustment was made following the Company's delivery and implementation of its new three-tier Graphical User Interface Solution (GUI) during the third quarter of 1996.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $1,364,727 and $865,105 in 1996 and 1995, respectively, representing an increase of 58%. This increase was primarily due to increases in personnel and payroll related expenses as the Company reorganized the sales and marketing department into three regions and increased the sales force with 3 new hires and added an additional sales support position.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $1,790,130 and $1,285,617 in 1996 and 1995, respectively, representing an increase of 39%. This increase was primarily due to an increase in professional services, depreciation expense, and an increase in insurance expense related to the Company's director's and officer's liability coverage. In addition, the Company incurred costs of approximately $400,000 associated with the recruiting and hiring of several senior management members during the year.

OTHER INCOME (EXPENSE), NET: Other income (expense) net is comprised of interest income and expenses. Other income (expense) net was $97,810 and $126,987 in 1996 and 1995, respectively, representing a decrease of 23%. Following completion of the initial public offering in April 1995, cash balances and investments increased substantially, resulting in increased interest income beginning in the second quarter of 1995. In 1996, cash balances and interest income decreased as a result of net cash used for working capital needs, capital expenditures, and operating losses.

YEARS ENDED DECEMBER 31, 1995 AND 1994

NET REVENUES: The Company's net revenues were $2,080,796 and $377,833 in 1995 and 1994, respectively, representing an increase of 451%. This increase was a direct result of the Company's decision in 1993 to discontinue marketing the nursing station care plan management system as a stand-alone product and focus on marketing the PACE/CIS and developing the PACE/CMS. Due to the long sales cycle inherent in the industry, the first new PACE/CIS contracts were not executed until late 1994 and the revenue earned on those contracts was therefore not recognized until after 1994. This accounted for the large increase during 1995 in systems revenues. Customer support services revenues were $350,091 and $325,487 in 1995 and 1994, respectively, representing an increase of 8%.

COST OF SYSTEMS REVENUES: The Company's cost of systems revenues was $621,023 and $64,101 in 1995 and 1994, respectively, representing an increase of 869%. This increase was due to the large number of new installations in 1995 and the lack of new contracts in 1994. Cost of systems revenues as a percentage of net revenues was 30% and 17% in 1995 and 1994, respectively. This increase was due to a shift in product mix from systems revenue that included a higher percentage of hardware sales, which resulted in lower gross margins.

CLIENT SERVICES: Client services expenses were $868,382 and $436,384 in 1995 and 1994, respectively, representing an increase of 99%. This increase was primarily due to increases in personnel and payroll related expenses as client services were expanded to support the implementation of new sites in 1995.

SALES AND MARKETING: Sales and marketing expenses were $865,105 and $622,302 in 1995 and 1994, respectively, representing an increase of 39%. This increase was primarily due to increases in personnel and payroll related expenses and increases in fees for consulting services paid to a third party.

PRODUCT DEVELOPMENT: Product development expenses were $980,144 and $2,131,616 in 1995 and 1994, respectively, representing a decrease of 54%. This decrease was attributable to a one-time expenditure in 1994 of $1.5 million related to the development of software by a third party. This decrease was partially offset by an increase in 1995 of personnel and payroll related expenses attributable to the addition of personnel related to Graphical PACE CMS and, to a lesser extent, an increase in amortization expense. The Company capitalized $147,861 and $191,305 of internal software development costs and amortized $247,610 and $198,253 in 1995 and 1994, respectively. In 1994, the Company capitalized an additional $1,500,000 of software developed by a third party vendor.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1,285,617 and $734,934 in 1995 and 1994 respectively, representing an increase of 75%. This increase was primarily due to an increase in professional services, an additional allowance for doubtful accounts, an increase in rent expense following the Company's expansion of its office space, and an increase in insurance expense related to the Company's director's and officer's liability coverage.

OTHER INCOME (EXPENSE), NET: Other income (expense), net was $126,987 and ($11,657) in 1995 and 1994, respectively, representing a change of $138,644 primarily due to higher invested cash balances resulting from the Company's initial public offering.

NET OPERATING LOSS CARRYFORWARDS

At December 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $12,764,000 to offset future federal taxable income. In accordance with Internal Revenue Code of 1986, as amended, a change in ownership of greater than 50% of the Company within a three year period results in an annual limitation of the Company's ability to utilize its NOL carryforwards which accrued during the tax periods prior to the change in ownership. The Company has NOL carryforwards of approximately $4,945,000 which are subject to an annual limitation of approximately $1,400,000, of which a cumulative amount of approximately $2,100,000 is available as of December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987, the Company's primary source of funding for working capital needs, capital expenditures and its operating losses has been from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering by selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share for net proceeds of approximately $2.8 million.

For the three years ended December 31, 1996, 1995, and 1994, the Company reflected net losses of $4,780,191, $2,412,488, and $3,623,161, respectively, resulting in net cash used in operations for each of the years of $2,969,718, $2,461,645 and $2,548,549, respectively. During the third quarter of 1996, the Company recorded a non-cash write-off of capitalized software in the amount of $1,270,835. Accounts payable and accrued expenses increased $485,493 to $887,534 at December 31, 1996 from $402,041 at December 31, 1995, primarily due to an increase in hardware purchased for resale.

Accounts receivable increased $672,433 to $1,301,132 at December 31, 1996 from $628,699 at December 31, 1995 due to an increase in the number of software system installations initiated or completed in 1996. The Company has established an allowance for doubtful accounts at the end of 1996 which management believes is adequate. Included in accounts receivable are unbilled accounts receivable which were recognized in revenue prior to when payments were due to the Company under the customer contracts.

Net cash used in investing activities for the three years ended December 31, 1996, 1995, and 1994 was $853,898, $483,237, and 292,670, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized software costs.

Net cash provided by financing activities for the three years ended December 31, 1996, 1995, and 1994 was $2,679,002, $5,664,337, and $2,940,057, respectively.
Net cash provided by financing activities was primarily related to proceeds from the sale of stock during each of the periods. For the twelve months ended December 31, 1996, the Company used cash of $761,961 for the repayment of long-term obligations and received net cash of $500,000 from the Company's line of credit.

The Company occupies approximately 11,500 square feet of office space at its headquarters in West Des Moines, Iowa and approximately 1,200 square feet in Charlotte, North Carolina. The lease for its headquarters in West Des Moines, Iowa expires in May 1997 and is currently being renegotiated. The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements increase, however, it anticipates this increase to be minimal for the next twelve months.

As of December 31, 1996, the Company had working capital of $1,109,395, including a cash balance of $1,687,044. The Company also has a $1,000,000 revolving line of credit with a financial institution which expires in February 1998. The line of credit is collateralized by substantially all assets of the Company. Interest is payable monthly at prime (8.25% at December 31, 1996). Outstanding borrowings totaled $500,000 at December 31, 1996. The Company believes that existing cash balances, funds available under its line of credit, existing backlog and future software systems contracts, together with additional capital anticipated to be obtained from investors will adequately fund operations for at least the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                17
--------------------------------------------------------------------------------



FINANCIAL STATEMENTS
       Balance sheets                                                       18
       Statements of operations                                             19
       Statements of shareholders' equity                                   20
       Statements of cash flows                                          21-22
       Notes to financial statements                                     23-31

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
West Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                        McGLADREY & PULLEN, LLP

Des Moines, Iowa

January 28, 1997


PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS (NOTE 2)                                                     1996           1995
-------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 6)                          $  1,687,044    $  2,831,658
   Accounts receivable (Note 7)                                   1,013,132         628,699
   Inventories, primarily computer equipment                         46,480          22,993
   Prepaid expenses                                                  49,756          37,056
                                                               ------------    ------------
             TOTAL CURRENT ASSETS                                 2,796,412       3,520,406
                                                               ------------    ------------

NON-CURRENT ACCOUNTS RECEIVABLE (Note 7)                            288,000            --
                                                               ------------    ------------

FURNITURE AND EQUIPMENT,  net of accumulated
   depreciation 1996 $492,777; 1995 $282,939 (Note 2)               527,540         378,879
                                                               ------------    ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization 1996 $321,084; 1995 $542,455            791,852       1,780,463
                                                               ------------    ------------
                                                               $  4,403,804    $  5,679,748
                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable, bank (Note 2)                                 $    500,000    $       --
   Current maturities of long-term obligations (Note 2)              13,858         761,932
   Accounts payable                                                 578,573         191,899
   Accrued expenses                                                 308,961         210,142
   Customer deposits                                                285,625          61,873
                                                               ------------    ------------
             TOTAL CURRENT LIABILITIES                            1,687,017       1,225,846
                                                               ------------    ------------

LONG-TERM OBLIGATIONS, less current maturities (Note 2)              33,776          47,663
                                                               ------------    ------------

SHAREHOLDERS' EQUITY (Note 10)
   Serial preferred stock, no par value; authorized
       5,000,000 shares; issued none                                   --              --
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1996 5,090,184 shares;
        1995 4,152,199 shares (Note 3)                           16,241,444      13,300,481
   Additional paid-in capital                                       116,000            --
   Accumulated deficit                                          (13,674,433)     (8,894,242)
                                                               ------------    ------------
                                                                  2,683,011       4,406,239
                                                               ------------    ------------
                                                               $  4,403,804    $  5,679,748
                                                               ============    ============
See Notes to Financial Statements.


PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                          1996           1995           1994
-------------------------------------------------------------------------------

Net revenues:  (Note 1)
   Systems revenues                   $ 2,619,413   $ 1,730,705    $    52,346
   Customer support services              420,987       350,091        325,487
                                      -----------   -----------    -----------
                                        3,040,400     2,080,796        377,833
                                      -----------   -----------    -----------

Costs and expenses:  (Note 8)
   Cost of systems revenues               853,777       621,023         64,101
   Client services                        890,287       868,382        436,384
   Product development (Note 9)         1,748,645       980,144      2,131,616
   Write-off of capitalized software    1,270,835          --             --
   Sales and marketing                  1,364,727       865,105        622,302
   General and administrative           1,790,130     1,285,617        734,934
                                      -----------   -----------    -----------
                                        7,918,401     4,620,271      3,989,337
                                      -----------   -----------    -----------
          LOSS FROM OPERATIONS         (4,878,001)   (2,539,475)    (3,611,504)
                                      -----------   -----------    -----------

Other income (expense):
   Interest income                         67,290       149,783          4,939
   Interest expense                        (5,222)      (22,796)       (16,596)
   Other                                   35,742          --             --
                                      -----------   -----------    -----------
                                           97,810       126,987        (11,657)
                                      -----------   -----------    -----------
          LOSS BEFORE INCOME TAXES     (4,780,191)   (2,412,488)    (3,623,161)

Provision for income taxes (Note 5)          --            --             --
                                      -----------   -----------    -----------
          NET LOSS                    $(4,780,191)  $(2,412,488)   $(3,623,161)
                                      ===========   ===========    ===========

Loss per common and common
   equivalent share (Note 1)           $    (1.06)   $    (0.78)   $     (3.39)
                                      ===========   ===========    ===========

Weighted average number of
   common and common equivalent
   shares outstanding (Note 1)          4,506,166     3,091,560      1,069,337
                                      ===========   ===========    ===========


See Notes to Financial Statements.


PACE HEALTH MANAGEMENT SYSTEMS, INC.


STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                  SERIES A
                                                  THROUGH H                          ADDITIONAL
                                                  PREFERRED           COMMON          PAID-IN        ACCUMULATED
                                                    STOCK              STOCK          CAPITAL          DEFICIT              TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                      $ 3,019,985        $   250,219       $   --         $ (2,858,593)       $   411,611
  Issuance of 851,001 shares of
    redeemable
    Series G preferred stock                      3,507,185               --             --                 --            3,507,185
  213,660 shares of redeemable Series H
    preferred stock subscribed for                  874,285               --             --                 --              874,285
  Net loss                                             --                 --             --           (3,623,161)        (3,623,161)
                                                ------------------------------------------------------------------------------------
Balance, December 31, 1994                        7,401,455            250,219           --           (6,481,754)         1,169,920
  Issuance of 44,033 shares of
    redeemable
    Series H preferred stock                        148,084               --             --                 --              148,084
  Conversion of 1,978,063 shares of
    Series
    B through H preferred stock to
    common stock (Note 10)                       (7,549,539)         7,549,539           --                 --                 --
  Issuance of 1,200,000 shares of
      common stock (Note 10)                           --            5,065,120           --                 --            5,065,120
  Issuance of 100,000 shares of common
    stock (Note 10)                                    --              435,603           --                 --              435,603
  Net loss                                             --                 --             --           (2,412,488)        (2,412,488)
                                                ------------------------------------------------------------------------------------
Balance, December 31, 1995                             --           13,300,481           --           (8,894,242)         4,406,239
  Exercise of 37,985 stock options                     --              140,117           --                 --              140,117
    (Note 3)
  Issuance of 900,000 shares of common
    stock                                              --            2,800,846           --                 --            2,800,846
  Compensation expense recognized upon
    grant of stock options (Note 3)                    --                 --          116,000               --              116,000
  Net loss                                             --                 --             --           (4,780,191)        (4,780,191)
                                                ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                      $      --          $16,241,444       $116,000       $(13,674,433)       $ 2,683,011
                                                ====================================================================================


See Notes to Financial Statements.


PACE HEALTH MANAGEMENT SYSTEMS, INC.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                 1996         1995           1994
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $(4,780,191)  $(2,412,488)   $(3,623,161)
   Adjustments to reconcile net loss to net cash (used in)
         operating activities:
       Depreciation                                             209,838       124,259         62,258
       Amortization                                             213,175       247,610        198,253
       Write-off of capitalized software                      1,270,835          --             --
       Compensation expense recognized upon grant
         of stock options                                       116,000          --             --
       Provision for doubtful accounts                           26,807        80,000           --
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable            (699,240)     (535,886)       143,089
         (Increase) decrease in inventories                     (23,487)       26,805        (27,185)
         (Increase) in prepaid expenses                         (12,700)      (16,266)       (10,758)
         Decrease in deposit with software developer               --            --          500,000
         Increase in accounts payable
           and accrued expenses                                 485,493       155,443         15,960
         Increase (decrease) in customer deposits               223,752      (131,122)       192,995
                                                             ----------    ----------     ----------
          NET CASH (USED IN) OPERATING ACTIVITIES            (2,969,718)   (2,461,645)    (2,548,549)
                                                             ----------    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized computer software development costs             (495,399)     (147,861)      (191,305)
   Proceeds from payments on notes receivable                      --            --           13,403
   Purchase of furniture and equipment                         (358,499)     (335,376)      (114,768)
                                                             ----------    ----------     ----------
          NET CASH (USED IN) INVESTING ACTIVITIES              (853,898)     (483,237)      (292,670)
                                                             ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for expenses of issuing capital stock              (124,154)     (447,864)        (9,939)
   Proceeds from exercise of stock options                      140,117          --             --
   Proceeds from notes payable                                  950,000       500,000           --
   Proceeds from sale of preferred stock                           --          71,971      3,510,124
   Proceeds from sale of common stock                         2,925,000     5,915,050           --
   Proceeds from collection of subscriptions receivable            --         881,285           --
   Principal payments on long-term obligations                 (761,961)     (756,105)        (5,128)
   Payments on notes payable                                   (450,000)     (500,000)      (555,000)
                                                             ----------    ----------     ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES           2,679,002     5,664,337      2,940,057
                                                             ----------    ----------     ----------
          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                     (1,144,614)    2,719,455         98,838

CASH AND CASH EQUIVALENTS
   Beginning                                                  2,831,658       112,203         13,365
                                                             ----------    ----------     ----------
   Ending                                                   $ 1,687,044   $ 2,831,658    $   112,203
                                                             ==========    ==========     ==========


PACE HEALTH MANAGEMENT SYSTEMS, INC.


STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                              1996       1995          1994
-------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION
   Cash payments for interest                              $  5,221   $ 22,796   $    6,185


 SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
   Issuance of Series H preferred stock for release
     of note payable to shareholder                        $   --     $109,650   $     --
   Computer software development costs financed
     with long-term obligation                                 --         --      1,500,000
   Proceeds from note payable assigned as collateral           --         --        500,000
   Subscriptions receivable for Series H preferred stock                            881,285
   Accrued interest converted to long-term obligation          --       13,886         --
   Repayment of notes payable with proceeds assigned as
     collateral                                                --      500,000         --


    See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: The Company develops, markets and supports advanced clinical software which automates the recording, storage and management of patient care information. The software provides complete care management solutions to physicians, nurses and other clinicians in multiple settings at the point of care. The Company extends credit to its customers in the healthcare industry, located throughout the United States, on an unsecured basis on terms that it establishes for individual customers. One customer accounted for 63.8% and 11.3% of net revenues in 1996 and 1995, respectively (none in 1994), including approximately 81% of current and non-current accounts receivable at December 31, 1996.

A summary of the Company's significant accounting policies is as follows:

   Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Furniture and equipment: Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed by straight-line and 200% declining-balance methods over five to seven-year lives.

   Computer software development costs: Computer software development costs are capitalized and amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life, usually three to seven years, of the software. Amortization expense was $213,175, $247,610 and $198,253, in 1996, 1995 and 1994, respectively.

   At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product and the amount by which the unamortized capitalized costs exceed the net realizable value is written off.

    Revenue recognition:

    Systems revenues: Systems revenues consist of software license fees, software implementation and installation services and hardware sales.

        Revenue from software license fees is recognized upon delivery of the software provided that collectibility is probable and the Company has no significant obligations remaining under the software licensing agreement. The estimated costs of any insignificant remaining obligations are accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization is accounted for over the length of the implementation period using the percentage-of-completion method of accounting.

        Revenue from implementation and installation services is accounted for separately from the software license fees and recognized when the services are performed.

        Revenue from hardware sales is recognized upon shipment or upon completion of significant staging and configuration obligations.

    Customer support services: Revenue from customer support services, including system updates, is recognized over the period the services are provided. Other customer support services revenue is recognized as services are performed.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per common and common equivalent share: Loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted with exercise prices below the initial public offering price during the twelve-month period preceding the date of the initial filing of the Registration Statement have been included in the computation as if they were outstanding for all years presented.

Stock-based compensation: In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

NOTE 2. PLEDGED ASSETS, NOTE PAYABLE TO BANK AND LONG-TERM OBLIGATIONS AT DECEMBER 31, 1996

The Company has a $1,000,000 revolving line of credit with a financial institution which expires in February 1998 and is collateralized by substantially all assets of the Company. Interest is payable monthly at prime (8.25% at December 31, 1996). Outstanding borrowings totaled $500,000 at December 31, 1996.


The Company's long-term obligations are summarized as follows:

                                                                              Payments Due
                                                                                 Within
                                  Description                        Total      One Year
---------------------------------------------------------------------------------------
Unsecured non-interest bearing note payable, shareholder,
  due in monthly installments of $824 through May 2001              $43,663     $ 9,887
Note payable, financial institution, collateralized by computer equipment with a depreciated cost of approximately
     $3,700, due in monthly installments of $572
  including interest at 9%, through August 1997                       3,971       3,971
                                                                    -------------------
                                                                    $47,634     $13,858


Approximate aggregate maturities of long-term obligations are as follows as of December 31, 1996:

                Year ending December 31,
                          1997                        $   13,900
                          1998                             9,900
                          1999                             9,900
                          2000                             9,900
                          2001                             4,000
                                                      -----------
                                                      $   47,600
                                                      ===========

Based on the borrowing rates available to the Company for notes payable and long-term obligations with similar maturities, the fair values of notes payable and long-term obligations approximate their carrying values at December 31, 1996 and 1995, respectively.

NOTE 3.    COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company has issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance, and is exercisable one-third annually on a cumulative basis from the anniversary date of the warrant. The second group of warrants expires five years after the date of issuance and is 20% exercisable on the date of issuance and 20% annually thereafter. The third group of warrants expires five or ten years after the date of issuance and is exercisable in 4 months to one year after the date of issuance. Warrants to purchase 18,728 shares with exercise prices ranging from $3.21 to $4.12 were exercised during 1996. At December 31, 1996, warrants to purchase 263,282 shares were outstanding and warrants to purchase 255,373 shares were exercisable. The warrants provide for reductions in the exercise price under certain terms and conditions and are exercisable at prices ranging from $.37 to $5.91 per share with an average price per share of approximately $3.16.

The Company has issued Class A and Class B warrants to former serial preferred shareholders and certain accredited investors. The warrants were exercisable beginning in April 1995 and expire in January 2000. The exercise price of the warrants is $3.75. The Class A and Class B warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. Class A warrants to purchase 14,184 shares with an exercise price of $3.75 were exercised during 1996. At December 31, 1996, Class A warrants to purchase 114,052 shares and Class B warrants to purchase 59,105 shares were outstanding and exercisable.

For nominal consideration, the Company has issued a warrant to the underwriter of the initial public offering to purchase 115,445 shares of common stock at an exercise price of $6.00 per share. The warrant was exercisable beginning April 1996 and expires in April 2000.

Common stock options

In December 1994, the Board of Directors adopted the Health Care Expert Systems, Inc. 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan generally expire on the earlier of the tenth anniversary of the date the options were granted or the end of the 30 day period following termination of employment. Stock option activity under the stock compensation plan is summarized as follows:


                                Option price                   Available for
                                 per share       Outstanding       grant
                                ------------      ---------      ---------
     1995 Plan                                                    545,494
     Granted                    $       2.75        74,864        (74,864)
                                                  --------       --------
Balance, December 31, 1994      $       2.75        74,864        470,630
     Granted                    $       3.00       157,467       (157,467)
     Canceled                   $       2.75       (13,910)        13,910
                                                  --------       --------
Balance, December 31, 1995      $2.75 - 3.00       218,421        327,073
     Granted                    $3.25 - 3.88       261,000       (261,000)
     Exercised                  $2.75 - 3.00        (5,073)          --
     Canceled                   $3.00 - 3.25       (13,347)        13,347
                                                  --------       --------
BALANCE, DECEMBER 31, 1996      $2.75 - 3.88       461,001         79,420
                                                  ========       ========

At December 31, 1996, options to purchase 51,836 shares were exercisable.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 200,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less the 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant, and are exercisable at the price of $2.75 per share. Options expire on the earlier of the tenth anniversary of the date the options were granted or the end of the thirty day period following termination of employment. As of December 31, 1996, the Company had granted options to purchase 21,816 shares, at which date, none were exercisable.

In March 1996, the Company granted a nonqualified stock option to a former officer of the Company to purchase 40,912 shares of common stock at an exercise price of $3.75 per share. At the date of grant, 20% of the option was exercisable with an additional 20% of the option becoming exercisable one year from the date of grant. The option expires in June 1997. If a change in control of the Company occurs before March 15, 1997, the former officer would be entitled to purchase all 40,912 shares subject to the option.

In March 1996, the Company granted a nonqualified stock option to an officer of the Company to purchase 100,000 shares of common stock which vests 20% on the first anniversary date of the grant and 20% on each on the next four anniversary dates of the grant, all of which are exercisable at the price of $2.50 per share. In addition, the officer received another nonqualified stock option to purchase 110,000 shares at an exercise price of $1.00 per share. At the date of grant, 35,000 shares under the option were eligible for purchase with the balance vesting at the rate of 15,000 shares per year for five years beginning one year from the date of grant. The options expire on the earlier of the tenth anniversary of the date the options were granted or the end of the thirty day period following termination of employment.

Compensation cost charged to income for the grant of stock options was $116,000 for the year ended December 31, 1996 (none for the years ended December 31, 1995 and 1994). Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), approximate reported net loss and loss per common and common equivalent share would have been increased to the pro forma amounts shown below:

                                              1996           1995
                                         ------------   ------------
            Net loss:
                  As reported            $(4,780,000)   $(2,412,000)
                  Pro forma               (5,488,000)    (3,316,000)
            Loss per common and
               common equivalent share
                  As reported            $     (1.06)   $     (0.78)
                  Pro forma                    (1.22)         (1.07)


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants after December 31, 1994: dividend rate of 0%, price volatility of 79%, risk-free interest rates ranging from 5.74% to 7.40%, and expected lives ranging from 5 to 10 years.

The effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, options vest over several years and additional awards generally are made each year.

NOTE 4.    OPERATING LEASES

The Company leases its office facilities under an operating lease expiring in May 1997. The lease requires monthly payments of approximately $10,500. The total remaining commitment at December 31, 1996 is approximately $52,500. Rent expense for 1996, 1995 and 1994 was approximately $140,000, $123,000 and $82,000, respectively.

NOTE 5.    INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 1996 and 1995:

Deferred tax assets:                                     1996          1995
                                                     -----------    ----------
     Net operating loss carryforwards                $ 4,978,000    $2,825,900
     Computer software development costs                    --         164,700
     Deferred revenue                                    186,000       163,300
     Research and development credit carryforwards       176,700        92,300
     Allowance for doubtful accounts                      19,500        31,200
     Accrued vacation                                     22,000        17,600
     Deferred interest income                              6,000        17,000
                                                     -----------    ----------
                                                       5,388,200     3,312,000
     Less valuation allowance                          5,200,200     3,312,000
                                                     -----------    ----------
                                                         188,000          --
     Deferred tax liabilities, computer software
        development costs                               (188,000)        (--)
                                                     ===========    ==========
                                                     $      --      $     --
                                                     ===========    ==========


The Company recorded valuation allowance of approximately $5,200,200, and $3,312,000 against deferred tax assets at December 31, 1996 and 1995, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase of approximately $1,888,200, $935,600, and $1,447,400 during 1996, 1995 and 1994, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 1996, 1995 and 1994 due to the following:

                                             1996         1995           1994
                                        -----------    ---------    -----------
Computed federal income tax (benefit)   $(1,673,000)   $(844,400)   $(1,268,100)
Other, primarily computed state
  income tax benefit                       (215,200)     (90,600)      (179,300)
Accounting losses for which deferred
  federal and state income tax
  benefits could not be recognized        1,888,200      935,000      1,447,400
                                        ===========    =========    ===========
                                        $      --      $    --      $      --
                                        ===========    =========    ===========

At December 31, 1996, the Company has approximately $12,764,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2012. Approximately $4,945,000 of the total net operating loss carryforwards available to offset future federal taxable income is annually limited to approximately $1,400,000, of which a cumulative amount of approximately $2,100,000 is available as of December 31, 1996.

NOTE 6.  CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 7.  ACCOUNTS RECEIVABLE

                                                            1996         1995
                                                     -----------    ---------
            Current

                Billed                               $   526,490    $ 608,011
                Accrued revenue                          536,642      100,688
                                                     -----------    ---------
                                                     $ 1,063,132    $ 708,699
            Less:  Allowance for doubtful accounts       (50,000)     (80,000)
                                                     -----------    ---------
                                                     $ 1,013,132    $ 628,699)
                                                     ===========    =========

            Non-Current
                Accrued revenue                      $   288,000    $    --
                                                     ===========    =========

Accrued revenue receivable represents revenue recognized on site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee. Under these site license agreements, license fees payments are due at specified dates or, if earlier, upon the installation and system set-up at each site.

NOTE 8.  RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the years ended December 31, 1995 and 1994 have been reclassified with no effect on income.

NOTE 9.  RESEARCH AND DEVELOPMENT COSTS

Total research and development costs charged to product development were approximately $1,535,500, $732,500 and $1,998,000 for 1996, 1995 and 1994,
respectively.

NOTE 10. INITIAL PUBLIC OFFERING REVERSE STOCK SPLIT, CONVERSION OF PREFERRED STOCK, SUPPLEMENTARY EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

In April 1995, the Company sold, through an underwritten public offering, 1,200,000 shares of common stock at $5.00 per share which provided the Company with cash of approximately $5,065,120, net of offering expenses. In June 1995, an additional 100,000 shares of common stock were sold at $5.00 per share, pursuant to an underwriter's over-allotment provision in the underwriting agreement. Cash provided from the over-allotment sale totaled approximately $435,603, net of offering expenses.

As part of the initial public offering, common stock and preferred stock were adjusted for an approximate 1-for-1.8 reverse stock split and all preferred stock outstanding as of the date of the public offering was converted to common stock on a 1-for-1 basis. If all preferred stock converted to common stock would have been converted at the beginning of the year, loss per common and common equivalent share would have been $(0.65) for 1995.

NOTE 11. LIQUIDITY AND CAPITAL RESOURCES

From its inception, the Company has been involved in on-going research and development activities that have required significant capital resources and has accumulated net losses of approximately $13,700,000. During this period, the Company has financed its operations primarily with capital contributed by investors. Management expects to continue its research and development activities in the future and anticipates that additional funding from investors will be required to meet anticipated working capital needs. The Company believes that existing cash balances, funds available under its line of credit (see Note
2), existing backlog and future software systems contracts, together with additional capital anticipated to be obtained from investors, will adequately fund operations for at least the next twelve months.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information under the captions "Directors of the Company," Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 23, 1996 (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation," "Stock Options/SARS/LTIP" and "Compensation of Directors" appearing in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Relationships and Related Transactions" appearing in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report.

          3.        Articles of Incorporation and Bylaws
          3.1             Restated Articles of Incorporation, as amended (1)
          3.2             Restated Bylaws (1)
          4.        Instruments defining the rights of shareholders
          4.1             Form of Common Stock Certificate (2)
          4.9             Form of Class A Warrant Certificate (2)
          4.12            Form of Class B Warrant Certificate (2)
          4.13            Form of Agent's Warrant (2)
          4.14            Restated Articles of Incorporation, as amended
                             (Incorporated by reference to Exhibit 3.1)
          4.15            Restated Bylaws (Incorporated by reference to
                              Exhibit 3.2)
          10.       Material Contracts
          10.1            Employment Agreement for Michael Vasquez, as amended
                             December 16, 1994 (2)
          10.2            Employment Agreement for Simon Casady, as amended
                             December 16, 1994 (2)
          10.3            1995 Stock Compensation Plan, effective February 10,
                             1995 (2)
          10.4            Form of Incentive Stock Option Agreement (2)
          10.5            Form of Non-Qualified Stock Option Agreement (2)
          10.6            Form of Non-Employee Director Non-Qualified Stock
                             Option Agreement (2)
          10.7            Incentive Stock Option Agreement for Michael J.
                             Vasquez dated December 16, 1994 (2)
          10.8            Form of Five-year Employee Warrants (2)
          10.9            Form of Three-year Employee Warrants (2)
          10.10           Compensatory Warrants issued to Director Carl S.
                             Witonsky dated April 22, 1994 and December 16,
                             1994 (2)
          10.11           Compensatory Warrants issued to Director Bill W.
                             Childs dated February 26, 1990 and December 16, 1994 (2)
          10.12           Form of Lockup Agreements with Executive Officers,
                             Directors and Shareholders (2)
          10.13           Consulting Services Agreement with Steven Evans dated
                             December 31, 1993 (2)
          10.14           Consulting Services Agreement with Carl S. Witonsky
                             dated January 1, 1995 (2)
          10.15           Software Purchase Agreement with JRS Clinical
                             Technologies, Inc. dated October 18, 1989 (2)
          10.16           COMMES Purchase Agreement between the Company and
                             Creighton University dated December 18, 1989 (2)
          10.17           Office Lease and Amendments thereto between the
                             Company and Ashworth Plaza Ltd. (2)
          10.18           Merit Client Agreement with Customer dated January 1,
                             1995 (2)
          10.19           Master Agreement with Customer dated September 30,
                             1994 (2)
          10.20           Nonqualified Executive Stock Option Plan adopted March
                             25, 1996 (3)
          10.21           Employment Agreement with Mark J. Emkjer dated
                             February 15, 1996 (4)
          11              Earnings Per Share Calculation (included herein)
          27              Financial Data Schedule

(1)      Incorporated by reference to the Company's Form 8-K dated May 3, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-90408-C, effective April 27, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-7487, effective August 9, 1996.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of fiscal
         1996.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PACE HEALTH MANAGEMENT SYSTEMS, INC.
                                         ---------------------------------------
                                         (Registrant)

                                         By /s/  Mark J. Emkjer
                                         ---------------------------------------
                                         Mark J. Emkjer, Chief Executive Officer
                                         and Director

                                         MARCH 15,1997
                                         ---------------------------------------
                                         Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


MARCH 15, 1997                      By /s/ Mark J. Emkjer
------------------                     -----------------------------------------
Dated                               Mark J. Emkjer, Chief Executive Officer
                                    and Director

MARCH 17, 1997                      By  /s/ Roger D. Huseman
------------------                     -----------------------------------------
Dated                               Roger D. Huseman, Vice President, Secretary
                                    and Treasurer, Chief Financial Officer and
                                    Principal Accounting Officer

MARCH 21, 1997                      By  /s/ Carl S. Witonsky
------------------                     -----------------------------------------
Dated                               Carl S. Witonsky, Chairman and Director

MARCH 21, 1997                      By  /s/ John G. Pappajohn
------------------                     -----------------------------------------
Dated                               John G. Pappajohn, Director

MARCH 21, 1997                      By  /s/ R. David Spreng
------------------                     -----------------------------------------
Dated                               R. David Spreng, Director

MARCH 17, 1997                      By  /s/ Bill W. Childs
------------------                     -----------------------------------------
Dated                               Bill W. Childs, Director

MARCH 21, 1997                      By  /s/ Gordon M. Derzon
------------------                     -----------------------------------------
Dated                               Gordon M. Derzon, Director


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                                INDEX TO EXHIBITS


Exhibit
Number                     Item                    Page
-------   ------------------------------------     ----
11        Earnings Per Share Calculation            37

27        Financial Data Schedule                   38