Form 10QSB
period 1997-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1997-05-09
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:                         Commission File Number:
         March 31, 1997                                     0-27554
--------------------------------                -------------------------------

                      PACE Health Management Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

            Iowa                                           42-1297992
--------------------------------                -------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
       Class                                              April 28, 1997
       -----                                              --------------
Common Stock, no par                                        5,091,784

    Transitional Small Business Disclosure Format (Check one): YES ___ NO __X__




                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                              Page
                                                                           ----

         Condensed Balance Sheets                                             1
               March 31, 1997 and December 31, 1996

         Condensed Statements of Operations                                   2
               Three Months Ended March 31, 1997 and 1996

         Condensed Statements of Cash Flows                                   3
               Three Months ended March 31, 1997 and 1996

         Notes to Condensed Financial Statements                              4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                                  5-8


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    8

ITEM 2.  CHANGES IN SECURITIES                                                8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

ITEM 5.  OTHER INFORMATION                                                    8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     8




                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                               MARCH 31, 1997     DEC. 31, 1996
                                                               --------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $     52,728       $  1,687,044
     Accounts receivable, net                                      1,324,356          1,013,132
     Inventories, primarily computer equipment                       253,677             46,480
     Prepaid expenses                                                 39,465             49,756
                                                                ------------       ------------
               TOTAL CURRENT ASSETS                                1,670,226          2,796,412
                                                                ------------       ------------

NON-CURRENT ACCOUNTS RECEIVABLE                                      288,000            288,000
                                                                ------------       ------------

FURNITURE AND EQUIPMENT, at cost, net of
     accumulated depreciation 1997 $547,094; 1996 $492,777           553,136            527,540
                                                                ------------       ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization                                 913,682            791,852
                                                                ------------       ------------
                                                                $  3,425,044       $  4,403,804
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable-bank                                          $    500,000       $    500,000
     Current maturities of long-term obligations                      12,221             13,858
     Accounts payable, customer deposits and
        accrued expenses                                           1,398,501          1,173,159
                                                                ------------       ------------
               TOTAL CURRENT LIABILITIES                           1,910,722          1,687,017
                                                                ------------       ------------

LONG-TERM OBLIGATIONS, less current maturities                        31,304             33,776
                                                                ------------       ------------

SHAREHOLDERS' EQUITY:
     Common stock                                                 16,241,444         16,241,444
     Additional paid-in capital                                      116,000            116,000
     Accumulated deficit                                         (14,874,426)       (13,674,433)
                                                                ------------       ------------
                                                                   1,483,018          2,683,011
                                                                ------------       ------------
                                                                $  3,425,044       $  4,403,804
                                                                ============       ============

See Notes to Condensed Financial Statements.




PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                           -----------------------------
                                               1997              1996
                                           -----------       -----------
NET REVENUES                               $                 $
      Systems revenues                         522,389           705,052
      Customer support services                119,195           100,144
                                           -----------       -----------
                                               641,584           805,196
                                           -----------       -----------

COSTS AND EXPENSES
      Cost of systems revenues                 398,759           114,083
      Client services                          278,918           176,741
      Product development                      428,011           346,750
      Sales and marketing                      387,873           327,187
      General and administrative               350,304           495,640
                                           -----------       -----------
                                             1,843,865         1,460,401
                                           -----------       -----------

             LOSS FROM OPERATIONS           (1,202,281)         (655,205)

OTHER INCOME, NET                                2,288            25,085
                                           -----------       -----------

             LOSS BEFORE INCOME TAXES       (1,199,993)         (630,120)

PROVISION FOR INCOME TAXES                        --                --

                                           -----------       -----------
             NET LOSS                      $(1,199,993)      $  (630,120)
                                           ===========       ===========
LOSS PER COMMON AND COMMON
      EQUIVALENT SHARE                     $     (0.23)      $     (0.15)
                                           ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
      AND COMMON EQUIVALENT SHARES
      OUTSTANDING                            5,171,294         4,152,199
                                           ===========       ===========


See Notes to Condensed Financial Statements




PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  1997              1996
                                                                  -----------       -----------
     Net loss                                                     $(1,199,993)      $  (630,120)
     Adjustments to reconcile net loss to net cash (used in)
        operating activities:
       Depreciation                                                    54,317            39,955
       Amortization                                                    25,698            60,048
       Compensation expense recognized upon grant of
         stock option                                                    --              54,011
     Change in assets and liabilities:
       (Increase) in accounts receivable                             (311,224)          (49,308)
       (Increase) in other current assets                            (196,906)          (33,149)
       Increase in other current liabilities                          225,342           213,393
                                                                  -----------       -----------
             NET CASH (USED IN) OPERATING ACTIVITIES               (1,402,766)         (345,170)
                                                                  -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized computer software development costs                 (147,528)          (94,217)
     Purchase of furniture and equipment                              (79,913)          (84,751)
                                                                  -----------       -----------
             NET CASH (USED IN) INVESTING ACTIVITIES                 (227,441)         (178,968)
                                                                  -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                      500,000              --
     Payments on notes payable and long term obligations             (504,109)         (751,497)
                                                                  -----------       -----------
             NET CASH (USED IN) FINANCING ACTIVITIES                   (4,109)         (751,497)
                                                                  -----------       -----------

             NET (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,634,316)       (1,275,635)


CASH AND CASH EQUIVALENTS
     Beginning                                                      1,687,044         2,831,658
                                                                  -----------       -----------
     Ending                                                       $    52,728       $ 1,556,023
                                                                  ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION
     Cash payments for interest                                   $     5,557       $       220

See Notes to Condensed Financial Statements




PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1996. The financial information included herein is unaudited; such information reflects all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2.  LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted with exercise prices below the initial public offering price during the twelve month period preceding the date of the initial filing of the Registration Statement have been included in the computation as if they were outstanding for all periods presented.

NOTE 3.  RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the three month period ended March 31, 1996 have been reclassified with no effect on income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL. PACE Health Management Systems, Inc. ("PACE" or the "Company") was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon and Creighton Universities. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. In 1995, the Company introduced PACE CMS, a comprehensive care management system representing a significant enhancement to PACE/CIS. During 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was further enhanced through the first release of a graphical user interface (GUI) utilizing a three-tier, client/server, open systems architecture ("Graphical PACE CMS"). Graphical PACE CMS was installed and became operational at two facilities during 1996.

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

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenue and customer support services. The Company's net revenues were $641,584 and $805,196 for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of 20%. Revenues from software license fees were $34,196 and $525,850, for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of 93%. This decrease was primarily due to recognition of software license fees on a 20-site license agreement, following acceptance of a pilot project from a healthcare provider with a nationwide network of 37 rehabilitation hospitals in the three months ended March 31, 1996. This healthcare provider accounted for 91% of the software license fees for that same period. Revenues from hardware sales were $407,536 and $78,504 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 419% . This increase was primarily a result of follow-on orders for equipment for the 20-site license agreement initiated in the first quarter of 1996. This healthcare provider accounted for 68% of the hardware revenues for the period ended March 31, 1997. Customer support services revenues were $119,195 and $100,144 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 19%. This increase was due to additional maintenance contracts resulting from the continued growth in the Company's installed client base.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, third party software, commissions and royalties. Cost of systems revenues were $398,759 and $114,083 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 250%. This increase is a result of costs associated with increased hardware sales. Cost of systems revenues totaled 62% and 14% of total net revenues for the three months ended March 31, 1997 and 1996, respectively. Total cost of systems revenues as a percentage of total net revenues could continue to fluctuate in the future depending on the product mixes of revenues.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and customer support. Client services expenses were $278,918 and $176,741 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 58%. This increase was primarily due to increases in personnel and payroll related expenses as client services were expanded to provide implementation services and customer support for the additional sites. The Company expects these expenses will increase significantly in the future relative to new sales growth in the Company's installed client base.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $428,011 and $346,750 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 23%. This increase was primarily due to increases in personnel and payroll related expenses as the Company continued to accelerate efforts on its Graphical User Interface (GUI) project and expanded staffing on its Critical Pathway Analyzer (CPA) project. The Company capitalized $147,528 and $94,217 of product development costs and amortized $25,698 and $60,048 in the three months ended March 31, 1997 and 1996, respectively. The increased efforts associated with the GUI and CPA projects accounted for the increases in capitalized expenses in the period presented.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $387,873 and $327,187 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 19%. This increase was primarily due to increases in personnel and payroll related expenses as the Company reorganized the sales and marketing department into three regions and expanded its sales force efforts.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $350,304 and $495,640 for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of 29%. This decrease was primarily a result of costs associated with senior management changes in the period ended March 31, 1996.

OTHER INCOME, NET: Other income, net is comprised of interest income and expenses. Other income, net was $2,288 and $25,085 for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of 91%. This decrease was a result of decreased interest income caused by declining cash balances and investment amounts in the period ended March 31, 1997.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987, the Company's primary source of funding for working capital needs, capital expenditures, and its operating losses has been from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share for net proceeds of approximately $2.8 million.

For the three month periods ended March 31, 1997 and 1996, the Company reflected net losses of $1,199,993 and $630,120 respectively, resulting in net cash used in operations for each of the periods of $1,402,766 and $345,170, respectively. Accounts payable, customer deposits, and accrued expenses increased $225,342 to $1,398,501 at March 31, 1997 from $1,173,159 at December 31, 1996. This increase was primarily due to an increase in customer deposits received by the Company in advance of revenue recognition.

Accounts receivable increased $311,224 to $1,612,356 at March 31, 1997 from $1,301,132 at December 31, 1996. This increase was due to billings generated by several contracts initiated during the first three months of 1997. The Company has established an allowance for doubtful accounts which management believes is adequate. Included in accounts receivable is accrued revenue receivable which decreased $169,936 to $654,706 at March 31, 1997 from $824,642 at December 31,
1996. The accrued revenue receivable represents revenue on site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee. Under these site license agreements, license fees are due at specified dates or, if earlier, upon the installation and system set-up at each site.

Net cash used in investing activities for the three months ended March 31, 1997 and 1996 was $227,441 and $178,968, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized software costs.

Net cash used in financing activities consisted of repayment of long-term obligations in the amount of $4,109 and net proceeds from the line of credit. At December 31, 1996, outstanding borrowings on the line of credit was $500,000. In the three months ended March 31, 1997, the Company repaid the line of credit in the amount of $500,000 and prior to the end of that period, received proceeds from the line of credit in the amount of $500,000.

The Company occupies approximately 11,500 square feet of office space at its headquarters in West Des Moines, Iowa and approximately 1,200 square feet in Charlotte, North Carolina. The lease for its headquarters in West Des Moines, Iowa expires in May 1998. The lease in North Carolina expires in May 1998. The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements increase, however, it anticipates this increase to be minimal for the next twelve months.

As of March 31, 1997, the Company had a cash balance of $52,728. At that date, the Company did not have material long-term obligations or commitments for capital expenditures. The Company has a $1.0 million revolving line of credit with a financial institution which expires in February 1998. The line of credit is collateralized by substantially all assets of the Company. Interest is payable at prime (8.25% as of March 31, 1997). Outstanding borrowings totaled $500,000 at March 31, 1997. The Company's management expects to continue its research and development activities in the future and anticipates that additional funding from investors may be required to meet anticipated working capital needs. The Company also believes that existing cash balances, funds available under its line of credit, existing backlog and future software systems contracts, together with additional capital anticipated to be obtained from investors, will adequately fund operations for at least the next twelve months.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         N/A
ITEM 2.  CHANGES IN SECURITIES
         N/A
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         N/A
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NA
ITEM 5.  OTHER INFORMATION.
         N/A
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
                Exhibit 27 Financial Data Schedule
         (b)  Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

     May 9, 1997                              /s/ ROGER D. HUSEMAN
----------------------             --------------------------------------------
        Dated                      Vice President of Finance and Administration
                                           and Chief Financial Officer