Form 10QSB
period 1997-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1997-08-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended:                      Commission File Number:
             June 30, 1997                                  0-27554
-------------------------------------          ---------------------------------

                      PACE Health Management Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

             Iowa                                          42-1297992
---------------------------------                -----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
       Class                                            July 31, 1997
       -----                                            -------------
Common Stock, no par                                      5,321,784

   Transitional Small Business Disclosure Format (Check one): YES ___ NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----

         Condensed Balance Sheets                                             1
               June 30, 1997 and December 31, 1996

         Condensed Statements of Operations                                   2
               Three Months and Six Months Ended June 30, 1997 and 1996

         Condensed Statements of Cash Flows                                 3-4
               Six Months Ended June 30, 1997 and 1996

         Notes to Condensed Financial Statements                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                                              6-10


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   10

ITEM 2.  CHANGES IN SECURITIES                                               10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5.  OTHER INFORMATION                                                   11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                               JUNE 30, 1997    DEC. 31, 1996
                                                               ------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $     94,965      $  1,687,044
     Preferred stock subscriptions receivable                     1,250,000              --
     Accounts receivable, net                                       811,618         1,013,132
     Inventories, primarily computer equipment                      161,251            46,480
     Prepaid expenses                                                91,682            49,756
                                                               ------------      ------------
               TOTAL CURRENT ASSETS                               2,409,516         2,796,412
                                                               ------------      ------------

NON-CURRENT ACCOUNTS RECEIVABLE                                     288,000           288,000
                                                               ------------      ------------

FURNITURE AND EQUIPMENT, at cost, net of
     accumulated depreciation 1997 $620,550; 1996 $492,777          625,675           527,540
                                                               ------------      ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization                              1,002,721           791,852
                                                               ------------      ------------

OTHER ASSETS                                                         68,576              --
                                                               ------------      ------------
                                                               $  4,394,488      $  4,403,804
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable-bank                                         $    975,000      $    500,000
     Current maturities of long-term obligations                     40,550            13,858
     Accounts payable, customer deposits and
        accrued expenses                                          1,320,700         1,173,159
                                                               ------------      ------------
               TOTAL CURRENT LIABILITIES                          2,336,250         1,687,017
                                                               ------------      ------------

LONG-TERM OBLIGATIONS, less current maturities                       58,832            33,776
                                                               ------------      ------------

SHAREHOLDERS' EQUITY:
     Preferred stock                                              1,497,999              --
     Common stock                                                16,912,544        16,241,444
     Additional paid-in capital                                     116,000           116,000
     Accumulated deficit                                        (16,527,137)      (13,674,433)
                                                               ------------      ------------
                                                                  1,999,406         2,683,011
                                                               ------------      ------------
                                                               $  4,394,488      $  4,403,804
                                                               ============      ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30                            JUNE 30
                                             ----------------------------      ----------------------------
                                                 1997             1996             1997             1996
                                             -----------      -----------      -----------      -----------
NET REVENUES
      Systems revenues                       $   743,499      $   724,794      $ 1,265,888      $ 1,429,846
      Customer support services                  161,864          112,593          281,059          212,737
                                             -----------      -----------      -----------      -----------
                                                 905,363          837,387        1,546,947        1,642,583
                                             -----------      -----------      -----------      -----------

COSTS AND EXPENSES
      Cost of systems revenues                   478,459          169,523          877,218          283,606
      Client services                            348,335          208,385          627,253          385,126
      Product development                        482,590          416,742          910,601          763,492
      Purchased research and development         588,502             --            588,502             --
      Sales and marketing                        353,189          300,873          741,062          628,060
      General and administrative                 335,562          385,354          685,866          880,994
                                             -----------      -----------      -----------      -----------
                                               2,586,637        1,480,877        4,430,502        2,941,278
                                             -----------      -----------      -----------      -----------

             LOSS FROM OPERATIONS             (1,681,274)        (643,490)      (2,883,555)      (1,298,695)

OTHER INCOME, NET                                 28,563           13,013           30,851           38,098
                                             -----------      -----------      -----------      -----------

             LOSS BEFORE INCOME TAXES         (1,652,711)        (630,477)      (2,852,704)      (1,260,597)

PROVISION FOR INCOME TAXES                          --               --               --               --

                                             -----------      -----------      -----------      -----------
             NET LOSS                        $(1,652,711)     $  (630,477)     $(2,852,704)     $(1,260,597)
                                             ===========      ===========      ===========      ===========

LOSS PER COMMON AND COMMON
      EQUIVALENT SHARE                       $     (0.31)     $     (0.15)     $     (0.55)     $     (0.30)
                                             ===========      ===========      ===========      ===========


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                             5,251,246        4,262,921        5,211,491        4,253,659
                                             ===========      ===========      ===========      ===========

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ----------------------------
                                                                         1997             1996
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(2,852,704)     $(1,260,597)
     Adjustments to reconcile net loss to net cash (used in)
        operating activities:
       Depreciation                                                      127,773           91,639
       Amortization                                                       76,096          120,289
       Purchased research and development                                588,502             --
       Compensation expense recognized upon grant of
         stock option                                                       --             75,011
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                        224,691         (573,128)
       (Increase) in other current assets                               (156,697)         (70,317)
       Increase in other current liabilities                             147,541          146,863
                                                                     -----------      -----------
             NET CASH (USED IN) OPERATING ACTIVITIES                  (1,844,798)      (1,470,240)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for net assets of Healthcare Software Solutions           (50,000)            --
     Capitalized computer software development costs                    (285,157)        (204,100)
     Purchase of furniture and equipment                                (133,271)        (200,778)
                                                                     -----------      -----------
             NET CASH (USED IN) INVESTING ACTIVITIES                    (468,428)        (404,878)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                         975,000             --
     Proceeds from sale of Series A preferred stock                      247,999             --
     Proceeds from sale of common stock                                    6,400          133,113
     Payments on notes payable and long term obligations                (508,252)        (753,028)
                                                                     -----------      -----------
             NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES                                                721,147         (619,915)
                                                                     -----------      -----------

             NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,592,079)      (2,495,033)

CASH AND CASH EQUIVALENTS
     Beginning                                                         1,687,044        2,831,658
                                                                     -----------      -----------
     Ending                                                          $    94,965      $   336,625
                                                                     ===========      ===========

                                   (Continued)

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
    INFORMATION
      Cash payments for interest                                       $    18,298      $       675
                                                                       ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
      Subscriptions receivable for Series A preferred stock            $ 1,250,000      $      --
                                                                       ===========      ===========
      Purchase of net assets of Healthcare Software Solutions
           Assets acquired:
                In-process research and development                        588,502             --
                Accounts receivable                                         23,177             --
                Property & equipment, primarily computer equipment          92,637             --
                Intangible assets                                           70,384             --
           Liabilities assumed                                             (60,000)            --
                                                                       -----------      -----------
                                                                           714,700             --
           Issuance of common stock                                       (664,700)            --
                                                                       -----------      -----------
           Cash payment                                                     50,000             --
                                                                       ===========      ===========

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1996. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

NOTE 3.  RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the three and six month period ended June 30, 1996 have been reclassified with no effect on income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL. PACE Health Management Systems, Inc. ("PACE" or the "Company") was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon and Creighton Universities. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS") for the hospital acute care setting. In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. In 1995, the Company introduced PACE CMS, a comprehensive care management system representing a significant enhancement to PACE/CIS including modules for rehabilitation, critical care, orders, and pathway management. During 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was further enhanced through the first release of a graphical user interface (GUI) utilizing a three-tier, client/server, open systems architecture ("Graphical PACE CMS").

On May 30, 1997, the Company expanded its product line into the ambulatory market when it purchased substantially all of the assets of Healthcare Software Solutions, L.C. (HSS), an affiliate of Wellmark, Inc. (formerly IASD Health Services Corp.). HSS, headquartered in Des Moines, Iowa, was developing clinical information systems to physicians working in single practitioner offices, multi-specialty groups, and multi-site clinics. The HSS "MR2000 for Windows" product integrates every element of the traditional paper chart into an electronic clinical information system that improves practice efficiency and the quality of care. The system provides point and click access to healthcare information that facilitates the development of treatment protocols and enables physicians to track patients' problems, symptoms, treatments and outcomes. Total consideration for the acquisition included cash in the amount of $50,000, 230,000 shares of PACE common stock with a market value of $2.89 per share as of May 30, 1997, and a royalty payment on all MR2000 software licensed between May 30, 1997 and May 30, 2000. This transaction is accounted for under the purchase method of accounting. The purchase price of HSS has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values. The acquired, in-process research and development was immediately charged to operations as required under generally accepted accounting principles. The intangible assets have estimated remaining lives of two to five years.

The Company derives substantially all of its revenues from the sale of PACE systems including (a) software license fees, (b) software implementation and installation services and (c) hardware sales. Revenue from software license fees is recognized upon delivery of the software provided that collectibility is probable and the Company has no significant obligations remaining under the software licensing agreement. The estimated costs of any insignificant remaining obligations are accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization is accounted for over the length of the implementation period using the percentage-of-completion method of accounting. Revenue from implementation and installation services is accounted for separately from the software license fees and recognized when the services are performed. Revenue from hardware sales is recognized upon shipment or upon completion of significant staging and configuration obligations. Customer support services, which include system updates, are recognized over the period the services are performed.

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

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $905,363 and $837,387 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 8%. Included in systems revenues is revenue from software license fees totaling $267,579 and $506,640 for the three months ended June 30, 1997 and 1996, respectively, and revenue from hardware sales, totaling $337,636 and $140,687 for the same periods. For the six months ended June 30, 1997 and 1996, the Company's net revenues were $1,546,947 and $1,642,583 respectively, representing a decrease of 6%. Included in systems revenues for this same period is revenue from software license fees, totaling $301,775 and $1,032,490, respectively, and revenue from hardware sales, totaling $745,172 and $219,191. Customer support services revenues were $161,864 and $112,593 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 44%, and $281,059 and $212,737 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 32%. This increase was due to additional maintenance contracts resulting from the continued growth in the Company's installed client base.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, third party software, commissions and royalties. Cost of systems revenues were $478,459 and $169,523 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 182%. Cost of systems revenues were $877,218 and $283,606 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 209%. This increase is a result of costs associated with increased hardware sales. Cost of systems revenues totaled 53% and 20% of total net revenues for the three months ended June 30, 1997 and 1996, respectively and 57% and 17% of total net revenues for the six months ended June 30, 1997 and 1996, respectively. Total cost of systems revenues as a percentage of total net revenues will continue to fluctuate in the future depending on the product mixes of revenues.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and customer support. Client services expenses were $348,335 and $208,385 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 67%. Client services expenses were $627,253 and $385,126 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 63%. These increases were primarily due to increases in personnel and payroll related expenses as client services were expanded to provide implementation services and customer support for the additional sites. The Company expects these expenses will increase significantly in the future relative to new sales and growth in the Company's installed client base.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $482,590 and $416,742 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 16%. Product development expenses were $910,601 and $763,492 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 19%. This increase was primarily due to increases in personnel and payroll related expenses as the Company continued to accelerate efforts on its Graphical User Interface (GUI) project and expanded staffing on its Critical Pathway Analyzer (CPA) project. The Company capitalized $137,629 and $109,883 of product development costs and amortized $50,398 and $60,241 in the three months ended June 30, 1997 and 1996, respectively. The Company capitalized $285,157 and $204,100 of product development costs and amortized $76,096 and $120,289 in the six months ended June 30, 1997 and 1996, respectively. The increased efforts associated with the GUI and CPA projects accounted for the increases in capitalized expenses in the periods presented.

PURCHASED RESEARCH AND DEVELOPMENT: As a result of the HSS acquisition on May 30, 1997, the Company expensed in-process research and development in the amount of $588,502.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $353,189 and $300,873 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 17%. Sales and marketing expenses were $741,062 and $628,060 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 18%. This increase was primarily due to increases in personnel and payroll related expenses as the Company expanded its sales force efforts and its product development team.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $335,562 and $385,354 for the three months ended June 30, 1997 and 1996, respectively, representing a decrease of 13%. General and administrative expenses were $685,866 and $880,994 for the six months ended June 30, 1997 and 1996, respectively, representing a decrease of 22%. This decrease was primarily a result of costs incurred from senior management changes during the six months ended June 30, 1996.

OTHER INCOME, NET: Other income, net is comprised of interest income and expenses. Other income, net was $28,563 and $13,013 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 119%. This increase was primarily due to receipt of the State of Iowa research activity credit. Other income, net was $30,851 and $38,098 for the six months ended June 30, 1997 and 1996, respectively, representing a decrease of 19%. This decrease was a result of decreased interest income from reduced cash balances and investment amounts in the period ended June 30, 1997.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987, the Company's primary source of funding for working capital needs, capital expenditures, and its operating losses has been from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share for net proceeds of approximately $2.8 million. In June 1997, the Company received orders for 1,142,856 shares of convertible preferred stock at $1.75 per share representing total proceeds of approximately $2 million. The Company received $250,000 prior to the end of the second quarter and recorded subscriptions receivable in the amount of $1,250,000. Subsequent to the second quarter, the balance in subscriptions receivable in the amount of $1,250,000 was collected.

For the six month periods ended June 30, 1997 and 1996, the Company experienced net losses of $2,852,704 and $1,260,597 respectively, resulting in net cash used in operations for each of the periods of $1,844,798 and $1,470,240 respectively. During the second quarter, the Company expensed in-process research and development technology in the amount of $588,502 relative to the purchase of the assets of HSS.

Accounts payable, customer deposits and accrued expenses increased $147,541 to $1,320,700 at June 30, 1997 from $1,173,159 at December 31, 1996. This increase was primarily due to an increase in customer deposits received by the Company in advance of revenue recognition.

Accounts receivable decreased $201,514 to $1,099,618 at June 30, 1997 from $1,301,132 at December 31, 1996. This decrease was due to an increase in cash receipts on billings generated by several contracts initiated during the first three months of 1997. Included in accounts receivable is accrued revenue receivable which decreased $92,908 to $731,734 at June 30, 1997 from $824,642 at December 31, 1996. The accrued revenue receivable represents revenue on site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee. Under these site license agreements, license fees are due at specified dates or, if earlier, upon the installation and system set-up at each site.

Net cash used in investing activities for the six months ended June 30, 1997 and 1996 was $468,428 and $404,878, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized software costs. Additionally, on May 30, 1997, the Company used cash in the amount of $50,000 as consideration in the asset purchase of HSS.

Net cash used in financing activities consisted primarily of repayment of long-term obligations in the amount of $8,252, net proceeds from the sale of preferred stock in the amount of $247,999, and net proceeds from the line of credit in the amount of $475,000. At December 31, 1996, outstanding borrowings on the line of credit was $500,000. During the six months ended June 30, 1997, the Company reduced the outstanding line of credit balance to zero and subsequently borrowed $975,000 under the line of credit.

The Company occupies approximately 12,260 square feet of office space at its headquarters in West Des Moines, Iowa and approximately 1,200 square feet in Charlotte, North Carolina. The lease for its headquarters in West Des Moines, Iowa expires in May 1998. The lease in North Carolina expires in May 1998. The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements increase, however, it anticipates this increase to be minimal for the next twelve months.

As of June 30, 1997, the Company had a cash balance of $94,965. At that date, the Company did not have material long-term obligations or commitments for capital expenditures. The Company has a $1.0 million revolving line of credit with a financial institution that expires in February 1998. The line of credit is collateralized by substantially all assets of the Company. Interest is payable at prime (8.25% as of June 30, 1997). Outstanding borrowings totaled $975,000 at June 30, 1997. Subsequent to the end of the second quarter, the outstanding preferred stock subscriptions receivable of $1.250,000 had been received

The Company intends to continue its research and development activities and the expansion of its sales efforts. To the extent possible, the Company will fund such activities from borrowings under working capital generated by operations and from its bank line of credit. However, the Company expects that additional equity investments will be required, and it may from time to time engage in private placement transactions with selected investors. As disclosed in the Company's Form 8-K filed August 11, 1997, the Company is currently conducting a private placement of up to an additional $5 million of convertible preferred stock, ($7,000,000 in total proceeds) although there can be no assurance that the offering will be successful.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         N/A

ITEM 2.  CHANGES IN SECURITIES
         On May 30, 1997, the Company issued 230,000 shares of common stock as a part of the purchase price of the assets of Healthcare Software Solutions, L.C., as discussed under "Management's Discussion and Analysis or Plan of Operations."

         In June 1997, the Company received orders for 1,142,856 shares of Series A convertible preferred stock at a price of $1.75 per share, plus warrants to purchase 285,714 shares of common stock, for a total of $2,000,000. The Company received $250,000 prior to the end of the second quarter and recorded subscriptions receivable in the amount of $1,250,000. The convertible preferred stock is convertible into common stock on a share for share basis. The warrants are exercisable at a price of $1.75 per share and expire five years from the date of issuance.

         Neither transaction involved the payment of any underwriting discount or placement fee. Both transactions were exempt under Section 4(2) of the Securities Act of 1933 and Securities and Exchange Commission Rule 506.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The annual meeting of shareholders of PACE Health Management Systems, Inc was held at the office of the Company, 1025 Ashworth Road, City of West Des Moines, Iowa on May 23, 1997. The following matters were voted upon:

          1.   Election of Directors:

                     NAME                  VOTES RECEIVED               TERM
               Bill W. Childs             4,071,097 shares             3 years
               R. David Spreng            4,071,097 shares             3 years

          2. Proposal to ratify the appointment of McGladrey & Pullen, LLP, as independent auditors:

                      FOR                     AGAINST                ABSTENTIONS
               4,068,916 shares             5,775 shares            2,100 shares

ITEM 5.  OTHER INFORMATION
         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
                Exhibit 3.3 Articles of Amendment to the Articles of Incorporation filed June 27, 1997
                Exhibit  27    Financial Data Schedule

         (b)   Reports on Form 8-K
                Form 8-K filed August 11, 1997

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

August 12, 1997                               /s/ ROGER D. HUSEMAN
----------------------              --------------------------------------------
     Dated                          Vice President of Finance and Administration
                                      and Chief Financial Officer