Form 10QSB
period 1997-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1997-11-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended:                        Commission File Number:
         September 30, 1997                                  0-27554
----------------------------------------        --------------------------------


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Iowa                                          42-1297992
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                               1025 Ashworth Road
                            West Des Moines, IA 50265
       -------------------------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 222-1717
       -------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
             Class                                   October 31, 1997
             -----                                   ----------------
     Common Stock, no par                                5,321,784


Transitional Small Business Disclosure Format (Check one): YES ___ NO _X_

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                         Page
                                                                                      -----

            Condensed Balance Sheets                                                     1
                  September 30, 1997 and December 31, 1996


            Condensed Statements of Operations                                           2
                  Three Months and Nine Months Ended September 30, 1997 and 1996


            Condensed Statements of Cash Flows                                         3-4
                  Nine Months Ended September, 1997 and 1996


            Notes to Condensed Financial Statements                                      5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                                                          6-10


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                              11


ITEM 2.  CHANGES IN SECURITIES                                                          11


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                11


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            11


ITEM 5.  OTHER INFORMATION                                                              11


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               11


                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                          SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                        1997               1996
                                                          ------------       ------------
CURRENT ASSETS:
     Cash                                                 $    171,658       $  1,687,044
     Accounts receivable, net                                1,062,476          1,013,132
     Inventories, primarily computer equipment                 109,085             46,480
     Prepaid expenses                                          188,540             49,756
                                                          ------------       ------------
               TOTAL CURRENT ASSETS                          1,531,759          2,796,412
                                                          ------------       ------------

NON-CURRENT ACCOUNTS RECEIVABLE                                288,000            288,000
                                                          ------------       ------------

FURNITURE AND EQUIPMENT, at cost, net of
     accumulated depreciation; 1997 $698,296;
       1996 $492,777                                           630,189            527,540
                                                          ------------       ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization                         1,104,256            791,852
                                                          ------------       ------------

OTHER ASSETS                                                    63,153               --
                                                          ------------       ------------
                                                          $  3,617,357       $  4,403,804
                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable-bank                                    $    950,000       $    500,000
     Current maturities of long-term obligations                97,387             13,858
     Accounts payable, customer deposits and accrued
       expenses                                              1,499,896          1,173,159
                                                          ------------       ------------
               TOTAL CURRENT LIABILITIES                     2,547,283          1,687,017
                                                          ------------       ------------

LONG-TERM OBLIGATIONS, less current maturities                  56,360             33,776
                                                          ------------       ------------

SHAREHOLDERS' EQUITY:
     Preferred stock                                         1,492,059               --
     Common stock                                           16,912,544         16,241,444
     Additional paid-in capital                                116,000            116,000
     Accumulated deficit                                   (17,506,889)       (13,674,433)
                                                          ------------       ------------
                                                             1,013,714          2,683,011
                                                          ------------       ------------
                                                          $  3,617,357       $  4,403,804
                                                          ============       ============


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                 SEPTEMBER 30
                                           --------------------------    --------------------------
                                               1997          1996           1997           1996
                                           -----------    -----------    -----------    -----------
NET REVENUES
      Systems revenues                     $   825,880    $   424,281    $ 2,091,768    $ 1,854,127
      Customer support services                187,800         99,725        468,859        312,462
                                           -----------    -----------    -----------    -----------
                                             1,013,680        524,006      2,560,627      2,166,589
                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES
      Cost of systems revenues                 344,617        314,669      1,221,835        598,275
      Client services                          420,492        265,161      1,047,745        650,287
      Product development                      471,251        572,885      1,381,852      1,336,377
      Write-off of capitalized software           --        1,270,835           --        1,270,835
      Purchased research and development          --             --          588,502           --
      Sales and marketing                      339,940        280,975      1,081,002        909,035
      General and administrative               402,369        356,290      1,088,235      1,237,284
                                           -----------    -----------    -----------    -----------
                                             1,978,669      3,060,815      6,409,171      6,002,093
                                           -----------    -----------    -----------    -----------

         LOSS FROM OPERATIONS                 (964,989)    (2,536,809)    (3,848,544)    (3,835,504)

OTHER INCOME (EXPENSE) NET                     (14,763)        10,467         16,088         48,565
                                           -----------    -----------    -----------    -----------

         LOSS BEFORE INCOME TAXES             (979,752)    (2,526,342)    (3,832,456)    (3,786,939)

PROVISION FOR INCOME TAXES                        --             --             --             --
                                           -----------    -----------    -----------    -----------
         NET LOSS                          $  (979,752)   $(2,526,342)   $(3,832,456)   $(3,786,939)
                                           ===========    ===========    ===========    ===========

LOSS PER COMMON AND
  COMMON EQUIVALENT
  SHARES                                   $     (0.18)   $     (0.58)   $     (0.73)   $     (0.88)
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
  NUMBER OF COMMON AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING                         5,402,895      4,350,301      5,275,994      4,292,437
                                           ===========    ===========    ===========    ===========


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     1997          1996
                                                                     -----------    -----------
     Net loss                                                        $(3,832,456)   $(3,786,939)
     Adjustments to reconcile net loss to net cash (used in)
        operating activities:
       Depreciation                                                      205,519        150,287
       Amortization                                                      130,111        192,579
       Write-off of capitalized software                                    --        1,270,835
       Purchased research and development                                588,502           --
       Compensation expense recognized upon grant of stock
          options                                                           --           75,011
       Other                                                              61,516           --
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                        (26,167)      (207,137)
       (Increase) decrease in other current assets                      (175,405)       (82,737)
       Increase in other current liabilities                             326,737        501,348
                                                                     -----------    -----------
             NET CASH (USED IN) OPERATING ACTIVITIES                  (2,721,643)    (1,886,753)
                                                                     -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for net assets of Healthcare Software Solutions           (50,000)          --
     Capitalized computer software development costs                    (435,284)      (283,560)
     Purchase of furniture and equipment                                (215,531)      (288,942)
                                                                     -----------    -----------
             NET CASH (USED IN) INVESTING ACTIVITIES                    (700,815)      (572,502)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                       1,930,000        450,000
     Proceeds from sale of Series A preferred stock                    1,492,059           --
     Proceeds from sale of common stock                                    6,400      2,942,963
     Payments on notes payable and long term obligations              (1,521,387)    (1,207,889)
                                                                     -----------    -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                       1,907,072      2,185,074
                                                                     -----------    -----------

             NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,515,386)      (274,181)

CASH AND CASH EQUIVALENTS
     Beginning                                                         1,687,044      2,831,658
                                                                     -----------    -----------
     Ending                                                          $   171,658    $ 2,557,477
                                                                     ===========    ===========



                                   (Continued)

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
    INFORMATION
      Cash payments for interest                                     $    49,837    $     3,620
                                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
      Purchase of net assets of Healthcare Software Solutions
           Assets acquired:
                In-process research and development                  $   588,502    $      --
                Accounts receivable                                       23,177           --
                Property & equipment, primarily computer equipment        92,637           --
                Intangible assets                                         70,384           --
           Liabilities assumed                                           (60,000)          --
                                                                     -----------    -----------
                                                                         714,700           --
           Issuance of common stock                                     (664,700)          --
                                                                     -----------    -----------
           Cash paid                                                      50,000           --
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

NOTE 3. RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the three and nine month period ended September 30, 1996 have been reclassified with no effect on income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL. PACE Health Management Systems, Inc. ("PACE" or the "Company") was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon and Creighton Universities. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS") for the hospital acute care setting. In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. In 1995, the Company introduced PACE CMS, a modular suite of advanced software applications that provides hospitals and integrated delivery systems a comprehensive system for interdisciplinary documentation, nursing care planning, clinical pathway management and enterprise-wide order management, all at the point of care. During 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was further enhanced through the first release of a graphical user interface (GUI) utilizing an object-oriented open three-tier, client/server architecture ("Graphical PACE CMS"). The Company's open-systems architecture and object orientation allow PACE CMS to be integrated with a healthcare provider's existing information systems, including financial management, admissions, pharmacy, laboratory and other ancillary systems.

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

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $1,013,680 and $524,006 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 93%. Included in systems revenues is revenue from software license fees totaling $146,700 and $89,570, implementation fees totaling $181,248 and $45,946, and revenue from hardware sales totaling $497,932 and $288,765 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Company's net revenues were $2,560,627 and $2,166,589 respectively, representing an increase of 18%. Included in systems revenues for the nine months ended September 30, 1997 and 1996, is revenue from software license fees totaling $448,475 and $1,122,060, implementation fees totaling $400,189 and $224,111, and revenue from hardware sales totaling $1,243,104 and $507,956, respectively. Customer support services revenues were $187,800 and $99,725 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 88%, and $468,859 and $312,462 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 50%. This increase was due to the number and size of additional maintenance contracts resulting from continued growth in the Company's installed client base.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, third party software, commissions and royalties. Cost of systems revenues were $344,617 and $314,669 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 10%. Cost of systems revenues were $1,221,835 and $598,275 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 104%. This increase is a result of costs associated with increased hardware sales. Cost of systems revenues totaled 34% and 60% of total net revenues for the three months ended September 30, 1997 and 1996, respectively and 48% and 28% of total net revenues for the nine months ended September 30, 1997 and 1996, respectively. Total cost of systems revenues as a percentage of total net revenues will continue to fluctuate in the future depending on the product mixes of revenues.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and customer support. Client services expenses were $420,492 and $265,161 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 59%. Client services expenses were $1,047,745 and $650,287 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 61%. These increases were primarily due to increases in personnel and payroll related expenses as client services were expanded to provide implementation services and customer support for the additional sites. The Company expects these expenses will increase significantly in the future due to new sales and growth in the Company's installed client base.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $471,251 and $572,885 for the three months ended September 30, 1997 and 1996, respectively, representing a decrease of 18%. This decrease was due to a reduction in the use of outside services. Product development expenses were $1,381,852 and $1,336,377 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 3%. This increase was primarily due to increases in personnel and payroll related expenses as the Company continued its efforts on its Graphical User Interface (GUI) project. The Company capitalized $150,127 and $79,460 of product development costs and amortized $54,015 and $72,290 in the three months ended September 30, 1997 and 1996, respectively. The Company capitalized $435,284 and $283,560 of product development costs and amortized $130,111 and $192,579 in the nine months ended September 30, 1997 and 1996, respectively. The increased efforts associated with the GUI project accounted for the increases in capitalized expenses in the periods presented. The decreases in amortization expense for the periods presented were due to the write-off of capitalized software in the period ended September 30, 1996.

WRITE-OFF OF CAPITALIZED SOFTWARE: Write-off of capitalized software reflects a one-time adjustment of $1,270,835 during the three months ended September 30, 1996. This write-off reflected the unamortized costs of developing the Company's original text-based version of CMS. This version of the product is no longer offered for sale, and as a result, any net realizable value to the Company for that product is minimal. This adjustment was made following the Company's delivery and implementation of its new three-tier Graphical User Interface Solution (GUI) during the third quarter of 1996.

PURCHASED RESEARCH AND DEVELOPMENT: As a result of the HSS acquisition on May 30, 1997, the Company expensed in-process research and development in the amount of $588,502.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $339,940 and $280,975 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 21%. Sales and marketing expenses were $1,081,002 and $909,035 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 19%. This increase was primarily due to increases in personnel and payroll related expenses as the Company expanded its sales force efforts and its product management team.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $402,369 and $356,290 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of 13%. General and administrative expenses were

$1,088,235 and $1,237,284 for the nine months ended September 30, 1997 and 1996, respectively, representing a decrease of 12%. This decrease was primarily a result of costs incurred from placement and relocation of senior management during the nine months ended September 30, 1996.

OTHER INCOME (EXPENSE), NET: Other income (expense), net is comprised of interest income and expenses. Other income (expense), net was ($14,763) and $10,467 for the three months ended September 30, 1997 and 1996, respectively, representing a change of $25,230. This change was a result of increased interest expense caused by additional borrowing on the line of credit. Other income (expense), net was $16,088 and $48,565 for the nine months ended September 30, 1997 and 1996, respectively, representing a decrease of 67%. This decrease was a result of decreased interest income caused by reduced cash balances and investment amounts and an increase in interest expense during the nine months ended September 30, 1997.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987, the Company's primary source of funding for working capital needs, capital expenditures, and its operating losses has been from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share for net proceeds of approximately $2.8 million. In June 1997, the Company received commitments for 1,142,856 shares of convertible preferred stock at $1.75 per share representing total proceeds of approximately $2 million. As of September 30, 1997, the Company had received gross proceeds of $1,500,000 from those commitments.

For the nine month periods ended September 30, 1997 and 1996, the Company experienced net losses of $3,832,456 and $3,786,939 respectively, resulting in net cash used in operations for each of the periods of $2,721,643 and $1,886,753 respectively. Net cash used in operations included $588,502 of purchased research and development in the period ended September 30, 1997, and $1,270,835 of capitalized software write-off in the period ended September 30, 1996.

Accounts payable, customer deposits and accrued expenses increased $326,737 to $1,499,896 at September 30, 1997 from $1,173,159 at December 31, 1996. This increase was primarily due to an increase in customer deposits received by the Company in advance of revenue recognition.

Accounts receivable increased $49,344 to $1,350,476 at September 30, 1997 from $1,301,132 at December 31, 1996. Included in accounts receivable is accrued revenue receivable which increased $113,279 to $937,921 at September 30, 1997 from $824,642 at December 31, 1996. The accrued revenue receivable consists primarily of (a) revenue on site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee and (b) revenue on equipment delivered, but not yet billed. Under these site license agreements, license fees are due at specified dates or, if earlier, upon the installation and system set-up at each site. The change in accounts receivable for the nine months ended September 30, 1997 is due to increased accrued revenue receivable on equipment delivered, but not yet billed according to the terms of the contract.

Net cash used in investing activities for the nine months ended September 30, 1997 and 1996 was $700,815 and $572,502, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized software costs. Additionally, on May 30, 1997, the Company used cash in the amount of $50,000 as consideration in the asset purchase of HSS.

Net cash used in financing activities consisted primarily of repayment of long-term obligations in the amount of $41,387, net proceeds from the sale of preferred stock in the amount of $1,492,059, and net proceeds from the line of credit in the amount of $450,000. At December 31, 1996, outstanding borrowings on the line of credit was $500,000. During the nine months ended September 30, 1997, the Company reduced the outstanding line of credit balance to zero and subsequently borrowed $950,000 under the line of credit.

The Company occupies approximately 12,260 square feet of office space at its headquarters in West Des Moines, Iowa and approximately 1,200 square feet in Charlotte, North Carolina. The lease for its headquarters in West Des Moines, Iowa expires in May 1998. The lease in Charlotte, North Carolina expires in August 1999. To better accommodate staffing requirements, the Company entered into a lease agreement for 5,500 square feet in Huntersville, North Carolina. This lease commenced on October 15, 1997 and will expire in October 1998.

As of September 30, 1997, the Company had a cash balance of $171,658. At that date, the Company did not have material long-term obligations or commitments for capital expenditures. In the third quarter of 1997, the Company increased its revolving line of credit with a financial institution. The line of credit is collateralized by substantially all assets of the Company and it expires February 1998. Interest is payable at prime (8.25% as of September 30, 1997). Outstanding borrowings totaled $950,000 at September 30, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         N/A

ITEM 5.  OTHER INFORMATION
         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
                Exhibit  27      Financial Data Schedule

         (b)   Reports on Form 8-K
                None

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

November 10,1997                           /s/ ROGER D. HUSEMAN
-------------------------    ---------------------------------------------------
         Dated                 Vice President of Finance and Administration
                                     and Chief Financial Officer