Form 10KSB40
period 1997-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1998-03-31
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


_X_ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1997

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


                               1025 Ashworth Road
                            West Des Moines, IA 50265
--------------------------------------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (515) 222-1717
                      -------------------------------------
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock, no par
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for its most recent fiscal year: $2,958,160

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on February 11, 1998 as reported by the Nasdaq SmallCap Market, was approximately $1,600,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
             Class                                   March 20, 1998
             -----                                   --------------
      Common Stock, no par                              5,321,784


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):   YES ___  NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         1997 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I.
                                                                           Page
                                                                           ----
ITEM 1.   Description of Business                                            1

ITEM 2.   Description of Property                                            9

ITEM 3.   Legal Proceedings.                                                 9

ITEM 4.   Submission of Matters to a Vote of Security Holders                9

                                    PART II.

ITEM 5.   Market for Common Equity and Related Shareholder Matters           9

ITEM 6.   Management's Discussion and Analysis or Plan of Operation          10

ITEM 7.   Financial Statements                                               16

ITEM 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                               32

                                    PART III.

ITEM 9.   Directors, Executive Officers, Promoters and Control Person,
          Compliance With Section 16(a) of the Exchange Act                  32

ITEM 10.  Executive Compensation                                             32

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management     33

ITEM 12.  Certain Relationships and Related Transactions                     33

ITEM 13.  Exhibits and Reports on Form 8-K                                   33

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

PACE develops and markets advanced patient care management software systems that enable healthcare providers to standardize the delivery of care, maximize resource utilization and improve clinical outcomes. The Company's enterprise-wide, client/server applications automate charting, clinical workflow processes and the clinical pathways that are increasingly being incorporated into healthcare practices. The Company's core system, PACE CMS, is a modular suite of advanced software applications that provides hospitals, physicians' offices, and integrated delivery systems a comprehensive system for interdisciplinary documentation, nursing care planning, clinical pathway management and enterprise-wide order management, all at the point of care. The Company believes that its systems increase the productivity of nurses, physicians and ancillary labor resources by improving the accuracy and legibility of documentation, reducing clerical tasks such as entering orders for tests, services, consultations and treatments, and enhancing communication and coordination of care among members of the patient care team. Additionally, its systems provide real-time access to detailed patient data at the point of care, facilitate integration of appropriate clinical pathways into patient care plans and treatment regimes, integrate critical patient care information into enterprise-wide, computer-based patient record systems, and, ultimately, improve the quality of care while reducing costs.

THE COMPANY

PACE was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon University and Creighton University. To that foundation, PACE added point-of-care software applications in the early 1990's and introduced PACE Clinical Information System ("PACE/CIS"). During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS; however, it was from these core modules that PACE CMS complete care management system evolved. During 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was further enhanced through the first release of a graphical user interface (GUI) utilizing an object-oriented open three-tier, client/server architecture ("Graphical PACE CMS"). The Company's open-systems architecture and object orientation allow PACE CMS to be integrated with a healthcare provider's existing information systems, including financial management, admissions, pharmacy, laboratory, and other ancillary systems. Currently installed or being installed at nine facilities, Graphical PACE CMS has the user friendliness of Windows with significantly enhanced clinical functionality.

In May 1997, the Company expanded its product line into the ambulatory market when it purchased substantially all of the assets of Healthcare Software Solutions, L.C. (HSS), an affiliate of Wellmark, Inc. (formerly IASD Health Services Corporation). The MR2000 product integrates every element of traditional paper charting activities into a system that improves practice efficiency and quality of care.

From 1994 through 1997, the Company has met development schedules and put multiple enhancements and new product releases into production, including the current Graphical PACE CMS. As of December 31, 1997, PACE had 74 customers under contract and had completed installation of the Graphical PACE CMS in six facilities. During 1997, the Company signed new contracts valued at over $4,000,000, however, the lack of substantial capital on the balance sheet seriously impacted end of year operations. To reduce overhead, minimize negative cash flow, and attract capital or secure strategic partners for operational growth, the Company determined it necessary to terminate approximately 40 employees on February 18, 1998. These reductions were primarily targeted at legacy non-graphical product cost centers, allowing the Company to continue directing resources into the Graphical PACE CMS development and sales efforts and remain focused on current implementation agreements. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

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

The availability of complete, accurate, timely and cost-effective patient information is essential to controlling healthcare costs while providing high quality patient care. Today, most essential clinical patient care documentation is still stored on paper. The current use of paper-based hospital records is inherently inefficient due to the difficulty of disseminating information throughout an organization, the inability to immediately incorporate changes in a patient's status into the record and the likelihood of transcription errors arising from the redundant data entry. In essence, caregivers in many circumstances may be making patient care decisions without current information. These inefficiencies are driving the growth of point-of-care electronic medical record systems that allow integration from disparate information systems and automate the entry and management of essential patient-care data.

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

PRODUCTS

The Company's systems and services address the industry's need for advanced point-of-care applications that automate and standardize charting functions, clinical workflow processes and clinical pathways. The Company's open-systems architecture and object orientation allow PACE CMS to be integrated with a healthcare provider's existing information systems, including financial management, admissions, pharmacy, laboratory and other ancillary systems. PACE CMS is a tightly integrated array of the following six modules that work in harmony to provide a COMPLETE PATIENT MANAGEMENT SOLUTION for caregivers:

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

Ambulatory

      The PACE MR2000 (purchased from HSS in 1997) provides point and click access to a limitless range of healthcare information while facilitating the development of treatment protocols. It enables physicians to track problems, symptoms, treatments and outcomes. It organizes patient demographic and historical information, clinical notes, pharmaceutical records, laboratory results, referral letters, consultation information, and more. PACE MR2000 is designed to work in a wide range of healthcare environments, from a single-physician office to multi-specialty or multi-site clinics.

The Company believes that PACE systems are differentiated from other healthcare decision support systems by their breadth of functionality and flexibility. The PACE Clinical Library, which is part of the PACE CMS core system, provides an extensive reference source for assisting clinicians in establishing nursing care plans. The modular nature of PACE CMS provides flexibility to tailor the system to the specific needs of the customer. The ability of PACE CMS to provide point-of-care decision support and pathway management from within the system and on a real-time basis is a powerful advantage of PACE CMS. The Company expects that the user-friendly nature of Graphical PACE CMS further differentiates the Company's systems from its competitors.

The Company is also a reseller of computer hardware and software obtained from third party vendors. At the present time, purchases are made from a limited number of suppliers. The Company believes there are numerous alternate sources of such materials in the event current suppliers are unable to provide sufficient supplies or increase prices.

MARKETING AND SALES

The potential market for patient care management and point-of-care systems in the United States includes approximately 6,500 hospitals and other healthcare facilities such as rehabilitation centers and long-term care facilities. The majority of these entities have not yet invested in complete patient care management systems with full point-of-care capabilities. Company management believes that the need for healthcare providers to control costs, document care, adopt standards of care and still maintain or improve the quality of care will require healthcare providers to invest in new systems.

To ensure its products meet market and client needs, the Company established a formal product management process in 1996 to keep abreast of marketing and clinical trends. This process translates information into functionality by leading client focus groups and PACE technical personnel in designing modules, products, and enhancements that will interface with existing PACE systems. The direct sales effort is supported by a marketing communications program designed to contact the Company's target audience, which is comprised of the healthcare provider's chief executives, nursing management, information systems managers and physicians. The communications program includes trade show displays, newsletters and videos as well as advertising in trade publications, direct mail campaigns, press releases, speaking engagements, and published articles.

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

In order to expand its market coverage, four remarketing agreements have been signed since the fourth quarter of 1995 with companies whose products and services both utilize and complement PACE products. These agreements allow each signatory to market to each other's current customer base and to sell jointly to prospective new clients. The agreements are intended as a marketing arrangement only and require that each company represent, install and support its own products. To the extent that the Company determines that other remarketing agreements, partnerships or joint venture business relationships will further its business strategy, it will consider entering into such relationships.

Contracts to install the Company's products generally provide that the customer may terminate its contract only upon a material breach by the Company. Under customary sales arrangements, the Company receives partial payment when the contract is signed. Although an individual payment schedule is determined contractually for each customer, additional payments are generally due upon delivery of hardware and software, upon commencement of system operation, and upon final acceptance of the system by the customer. Generally, acceptance by the customer has been required after the Company has satisfied specified criteria, including the installation of all hardware and the implementation of all software, and the customer is not permitted to withhold such acceptance unreasonably. Payment has generally been required and made within 30 days of invoice.

The Company recognizes revenue from the sale of PACE software systems including
(a) software license fees, (b) software implementation and installation services and (c) hardware sales. Revenue from software license fees is recognized upon delivery of the software provided that collectibility is probable and the Company has no significant obligations remaining under the software license agreement. The estimated costs of any insignificant remaining obligations are accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization is accounted for over the length of the implementation period using the percentage-of-completion method of accounting. Revenue from implementation and installation services is accounted for separately from the software license fees and recognized when the services are performed. Revenue from hardware sales is recognized upon shipment or upon completion of significant staging or configuration obligations. Following implementation of the software, the Company also receives monthly revenues for customer support services. Revenue from customer support services, including system updates, is recognized over the period the services are provided. The Company recognizes revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition," which requires that systems be delivered, collectibility be probable and there be no significant uncertainty about acceptance.

BACKLOG

The Company's backlog consists of signed contracts that the Company expects to implement within the next 12 to 18 months. As of December 13, 1997, the Company had a backlog of approximately $4,000,000 that included $900,000 of 1998 estimated revenue from software support maintenance agreements. As of December 31, 1997, the Company had software support maintenance agreements that ranged from 12 to 72 months in length and represented total future revenues of approximately $2,000,000 compared to $1,657,000 on December 31, 1996.

COMPETITION

The market for point-of-care clinical information systems is highly competitive. Competitors vary in size and in the scope of the products and services they offer. Most are larger and better capitalized than the Company. Among the Company's principal competitors are traditional healthcare information systems vendors and clinical information systems vendors. These companies include Cerner Corp; Keane; HBO & Co. which purchased CliniCom Inc. in 1995; Meditech, Inc.; Phamis, Incorporated (a division of IDX); SMS Corp.; Hewlett-Packard Co.; SpaceLabs Medical, Inc. and Emtek HealthCare Systems, Inc., a subsidiary of Eclipsys.

In addition to being comprehensive, PACE CMS includes a full set of clinical applications that are continuously expanded to accommodate clinically oriented functions that can benefit from increased automation. Among the PACE concepts which management believes provide competitive advantages are:

* Flexibility--PACE CMS includes an extensive set of components that allow the facilities to customize the system to the needs of many different healthcare environments.

* Open Systems--PACE CMS products are built upon a three-tiered client/server architecture. PACE maintains extensive use of the Microsoft(R) component architecture. PACE utilizes Windows 95 or NT workstation for the presentation of the client operating systems and Windows NT or UNIX for the application server operating system. The relational database is MS SQL Server. In addition, each customer can choose the specific hardware that best fits its information systems investments.

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

Management also believes that PACE competes well on the depth and sophistication of its product suite including:

* The PACE Case Management Module--A sophisticated suite of applications which electronically manage a Clinical Pathway or protocol from a workflow perspective.

* The PACE Graphical User Interface--A unique, intuitive user interface designed by a team of graphic artists, clinicians, and technical specialists.

* The PACE Clinical Pathway Analyzer--An innovative product, designed to help create provider-specific clinical pathways based on the provider's historical clinical practice patterns and patient populations.

* The PACE Clinical Documentation Module--Extraordinary depth in documenting all inpatient and bedside activities to replace the paper records.

RESEARCH AND DEVELOPMENT

The Company's product development activities are focused on providing information systems that support the transition to managed care, enhance cost containment and improve patient outcomes. Current product development activities will be used to complete the graphical conversion of current products and enhance existing graphical functionality. Product development will also focus on adding enhancements to current applications that will include using more efficient architecture configuration and incorporating new evolving applications technologies and standards.

Total research and development costs incurred by the Company were approximately $2,296,000, $1,535,500 and $732,500 for 1997, 1996, and 1995 respectively.

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

GOVERNMENT REGULATION

The Company's products are not currently subject to regulation by the FDA, and the Company does not intend to change its products in a manner that would subject them to existing FDA regulation. There can be, however, no assurance that the Company's products will not become subject to future guidelines, regulations or inspection procedures of the FDA or other state or federal regulatory bodies.

EMPLOYEES

As of December 31, 1997, the Company employed 64 full-time personnel of whom 8 were sales and marketing personnel, 7 were administrative and clerical personnel, 25 were product development personnel, and 24 were client services personnel. Subsequent to the corporate downsizing in February 1998, the Company currently employs a staff of 21 full-time personnel of whom 2 are sales and marketing, 3 are administrative, 9 are product development, and 7 are client services. The Company anticipates no further employee terminations at this time.

Concurrently with the corporate downsizing in February 1998, the Company entered into retention agreements with its remaining employees. These agreements provide for the payment to the employee of a specified amount upon the earliest to occur of the following: (a) June 30, 1998 if the employee is employed by the Company on such date, (b) the date of a Change in Control (as defined in the agreement) if the employee is employed by the Company on such date, (c) termination of employment by the Company for any reason other than Cause (as defined in the agreement), or (d) termination of employment by the employee for Good Reason (as defined in the agreement), and upon the satisfaction of certain additional conditions. In addition, the retention agreement amends all existing stock options held by the affected employees to provide that, in the event an employee becomes entitled to receive a payment under the retention agreement, any stock options vested as of the date of such entitlement shall terminate on the later of (a) two years from the date of such entitlement or (b) the date specified in the stock option agreement.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently occupies office space under three separate lease agreements. The Company occupies approximately 11,500 square feet of office space at its headquarters in West Des Moines, Iowa. This lease expires in May 1998. The Company occupies approximately 5,500 square feet in Huntersville, North Carolina under a lease that expires in October 1998. In addition, the Company leases 1,200 square feet of office space located in Charlotte, North Carolina under a separate lease that expires in August 1999, which it is currently negotiating to sublease. The Company anticipates renewing the two leases that expire in 1998, but reducing the square footage in West Des Moines by approximately 50%.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 1997.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PACE Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "PCES." The following table sets forth the range of high and low bid prices as reported by the Nasdaq SmallCap Market beginning April 27, 1995. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

                 Quarter ended      High      Low
                 -------------------------------------
                 6/30/95            5 3/8     4 7/8
                 9/30/95            5 1/2     4 7/8
                 12/31/95           5 3/8     2 1/2
                 3/31/96            6         2 3/4
                 6/30/96            9 5/8     5 1/4
                 9/30/96            7 1/2     3 1/8
                 12/31/96           4 7/8     3
                 3/31/97            3 5/8     2
                 6/30/97            4         1 7/8
                 9/30/97            3         1 1/4
                 12/31/97           1 7/8     5/16

As of March 7, 1997, there were 76 shareholders of record and approximately 1,000 beneficial shareholders of the Company's common stock. The Company has declared no cash dividends since inception and has no plan to declare a dividend in the near future. During the fourth quarter of 1997, the Company sold 750,000 shares of Series A Convertible Participating Preferred Stock, convertible into common stock on a 2 for 1 basis, for $750,000 in an unregistered private placement. Subsequent to the end of 1997, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

PACE was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." This library was the culmination of twenty years of research at Carnegie-Mellon University and Creighton University. In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. As a result, no new systems were installed during 1994, and no license fee revenues were recorded during that year. During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS, the system from which the Company had derived substantially all of its revenues in 1995, and introduced PACE CMS a comprehensive care management system representing a significant enhancement to PACE/CIS. In 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was enhanced through the first release of a graphical user interface (GUI) utilizing a three-tier, client/server, open-systems architecture ("Graphical PACE CMS").

On May 30, 1997, the Company expanded its product line into the ambulatory market when it purchased substantially all of the assets of Healthcare Software Solutions, L.C. (HSS), an affiliate of Wellmark, Inc. (formerly IASD Health Services Corp.). HSS, headquartered in Des Moines, Iowa, was developing clinical information systems for use by physicians working in single-practitioner offices, multi-specialty groups, and multi-site clinics. This "MR2000 for Windows" product integrates every element of the traditional paper chart into an electronic clinical information system that improves practice efficiency and the quality of care. The system provides point and click access to healthcare information that facilitates the development of treatment protocols and enables physicians to track patients' problems, symptoms, treatments and outcomes. Total consideration for the acquisition included cash in the amount of $50,000, 230,000 shares of PACE common stock with a market value of $2.89 per share as of May 30, 1997, and a royalty payment on all MR2000 software licensed between May 30, 1997 and May 30, 2000. This transaction is accounted for under the purchase method of accounting. The purchase price of HSS has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values. The acquired, in-process research and development was immediately charged to operations as required under generally accepted accounting principles. The intangible assets have estimated remaining lives of two to five years.

Prior to April 1995, the Company financed operations with capital contributed by private investors. In April 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Effective as of the closing of the initial public offering, all outstanding shares of the Company's preferred stock issued during previous rounds of private financing were converted to common stock on a one-to-one basis. In September 1996, the Company sold 900,000 shares of common stock at $3.25 per share for net proceeds to the Company of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold 2,250,000 shares of convertible preferred stock at $1.00 per share representing total proceeds of $2,250,000. Each share of preferred stock is convertible into 2 shares of common stock. Subsequent to the end of 1997, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $2,958,160 and $3,040,400 in 1997 and 1996, respectively, representing a decrease of 3%. Revenues from software license fees decreased 206% to $501,171 in 1997 compared to $1,534,000 in 1996. Revenues from hardware sales increased 68% to $1,363,112 in 1997 compared to $810,864 in 1996. Revenues from implementation services increased 62% to $444,359 in 1997 compared to $274,549 in 1996 as a result of increased installations initiated during 1997. Revenues for 1997 were mainly attributable to software licensing fees, hardware sales and implementation services on 2 new customers initiated in the first quarter of 1997. These two contracts accounted for 41% of net revenues in 1997. Revenues for 1996 were mainly attributable to software licensing fees and hardware sales on a 20-site contract initiated in the first quarter of 1996. In the fourth quarter of 1996, this client expanded the contract to include an additional 8 sites which accounted for the majority of the decrease in software license fees in 1997 compared to 1996. This contract accounted for 10% and 64% of net revenues in 1997 and 1996, respectively. Customer support services revenues were $649,518 and $420,987 in 1997 and 1996, respectively, representing an increase of 54%. This increase was due to additional maintenance contracts resulting from the continued growth in the Company's installed client base.

COST OF SYSTEMS REVENUES: Costs of systems revenues include hardware purchases, commissions, and royalties payable to third parties. The Company's cost of systems revenues was $1,415,262 and $853,777 in 1997 and 1996, respectively, representing an increase of 66%, primarily as a result of costs associated with increased hardware sales. Cost of systems revenues as a percentage of net revenues was 48% and 28% in 1997 and 1996, respectively. Total cost of systems revenues as a percentage of total net revenues in future periods could reflect considerable variations depending on the product mixes of revenues.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and support. Client services expenses were $1,469,993 and $890,287 in 1997 and 1996, respectively, representing an increase of 65%. This increase was primarily due to increases in personnel and payroll related expenses needed to support the new sales and growth in the installed client base.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $1,922,776 and $1,748,645 in 1997 and 1996 respectively, representing an increase of 10%. The Company capitalized $589,941 and $495,399 of product development costs and amortized $215,365 and $213,175 in 1997 and 1996, respectively.

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

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $1,375,999 and $1,364,727 in 1997 and 1996, respectively, representing an increase of less than 1%.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $1,694,337 and $1,790,130 in 1997 and 1996, respectively, representing an decrease of 5%.

OTHER INCOME (EXPENSE), NET: Other income (expense) net is comprised primarily of interest income and expenses. Other income (expense) net was ($169,506) and $97,810 in 1997 and 1996, representing a decrease of $267,316. This decrease was a result of decreased interest income caused by reduced cash balances and increased interest expense caused by additional borrowing on the line of credit. Included in 1997 is other expense relative to the amortization of unearned debt guarantee fees in the amount of $150,000.

YEARS ENDED DECEMBER 31, 1996 AND 1995

NET REVENUES: The Company's net revenues were $3,040,400 and $2,080,796 in 1996 and 1995, respectively, representing an increase of 46%. Revenues from software licenses fees increased 106% to $1,534,000 in 1996 compared to $743,090 in 1995. Revenues from hardware sales increased 29% to $810,864 in 1996 compared to $627,342 in 1995. Revenues from implementation services decreased 24% to $274,549 in 1996 compared to $360,273 in 1995. Revenues for 1996 were mainly attributable to software licensing fees and hardware sales on a 20-site contract initiated in the first quarter 1996. In the fourth quarter 1996, this client expanded the contract to include an additional 8 sites. This contract accounted for 63% and 11% of net revenues in 1996 and 1995, respectively. Customer support services revenues were $420,987 and $350,091 in 1996 and 1995, respectively, representing an increase of 20%. This increase was due to additional maintenance contracts resulting from the continued growth in the Company's installed client base.

COST OF SYSTEMS REVENUES: The Company's cost of systems revenues was $853,777 and $621,023 in 1996 and 1995, respectively, representing an increase of 37%, primarily as a result of costs associated with increased hardware sales. Cost of systems revenues as a percentage of net revenues was 28% and 30% in 1996 and 1995, respectively.

CLIENT SERVICES: Client services expenses were $890,287 and $868,382 in 1996 and 1995, respectively, representing an increase of 3%.

PRODUCT DEVELOPMENT: Product development expenses were $1,748,645 and $980,144 in 1996 and 1995, respectively, representing an increase of 78%. This increase was primarily due to increases in personnel and payroll related expenses as the Company accelerated work on its Graphical User Interface (GUI) project and expanded staffing on its Critical Pathway Analyzer (CPA) project. The Company capitalized $495,399 and $147,861 of product development costs and amortized $213,175 and $247,610 in 1996 and 1995, respectively.

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

SALES AND MARKETING: Sales and marketing expenses were $1,364,727 and $865,105 in 1996 and 1995, respectively, representing an increase of 58%. This increase was primarily due to increases in personnel and payroll related expenses as the Company reorganized the sales and marketing departments into three regions and increased the sales force with 3 new hires.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1,790,130 and $1,285,617 in 1996 and 1995 respectively, representing an increase of 39%. This increase was primarily due to an increase in professional services, depreciation expense, and an increase in insurance expense related to the Company's director's and officer's liability coverage. In addition, the Company incurred costs of approximately $400,000 associated with the recruiting and hiring of several senior management members during 1996.

OTHER INCOME (EXPENSE), NET: Other income (expense), net was $97,810 and $126,987 in 1996 and 1995, respectively, representing a decrease of 23%. Following completion of the initial public offering in April 1995, cash balances and investments increased substantially, resulting in increased income beginning in the second quarter of 1995. In 1996, cash balances and interest income decreased as a result of net cash used for working capital needs, capital expenditures and operating losses.

NET OPERATING LOSS CARRYFORWARDS

At December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $16,696,000 to offset future federal taxable income. In accordance with Internal Revenue Code of 1986, as amended, a change in ownership of greater than 50% of the Company within a three year period results in an annual limitation of the Company's ability to utilize its NOL carryforwards which accrued during the tax periods prior to the change in ownership. The Company has NOL carryforwards of approximately $4,945,000 which are subject to an annual limitation of approximately $1,400,000, of which a cumulative amount of approximately $3,500,000 is available as of December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987 through 1994, the Company's primary source of funding for working capital needs, capital expenditures and its operating losses has been from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering by selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share for net proceeds of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold 2,250,000 shares of convertible preferred stock at $1.00 per share representing total proceeds of $2,250,000. Each share of preferred stock is convertible into 2 shares of common stock. Subsequent to the end of 1997, the Company sold an additional 625,000 shares of convertible preferred stock at $1.00 per share representing proceeds of $625,000.

For the three years ended December 31, 1997, 1996, and 1995, the Company reflected net losses of $5,678,215, $4,780,191 and $2,412,488, respectively, resulting in net cash used in operations for each of the years of $3,821,955, $2,969,718, and $2,461,645, respectively. For each of the years presented, the Company incurred depreciation and amortization expenses totaling $658,342, $423,103 and $371,869, respectively. During the second quarter of 1997, the Company expensed in-process research and development costs in the amount of $588,502 resulting from the asset purchase of HSS paid for primarily with stock. Customer deposits increased $679,115 to $964,740 at December 31, 1997 from $285,625 at December 31, 1996, primarily due to an increase in customer deposits received by the Company in advance of revenue recognition.

Net cash used in investing activities for the three years ended December 31, 1997, 1996, and 1995 was $949,733, $853,898, and $483,237, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized software costs. Additionally, on May 30, 1997, the Company used cash in the amount of $50,000 as consideration in the asset purchase of HSS.

Net cash provided by financing activities for the three years ended December 31, 1997, 1996, and 1995 was $3,610,000, $2,679,002, and $5,664,337, respectively.
Net cash provided by financing activities was primarily related to proceeds from the sale of common and convertible preferred stock during each of the periods. For the twelve months ended December 31, 1997, the Company also received net cash of $1,500,000 from the Company's line of credit.

As of December 31, 1997, the Company had a cash balance of $525,356. The Company also has a $2,000,000 revolving line of credit with a financial institution that expires May 31, 1998. The line of credit is collateralized by substantially all assets of the Company and personal guarantees for $1,000,000 by two of the Company's shareholders. Interest is payable monthly at prime (8.5% at December 31, 1997). Outstanding borrowings totaled $2,000,000 at December 31, 1997.

While short-term working capital was obtained from existing investors during 1997, the Company was unable to secure long-term funding. The lack of sufficient long-term capital on the Company's balance sheet, representing financial stability to prospective customers, resulted in the delayed implementation of several signed contracts and the delayed completion of numerous pending contracts in which PACE had been named Vendor-of-Choice. As a result, certain operational and financial changes were implemented subsequent to year-end. To reduce overhead and minimize the Company's cash needs, the Company downsized its operations. As a part of this downsizing, approximately 40 employees were terminated and various other cost-saving measures are under examination. The reductions were targeted at legacy non-graphical product areas, allowing the Company to continue directing resources into the development, sales and implementation of the Graphical PACE CMS products.

The Company is continuing to evaluate and, where appropriate, pursue long-term capital or strategic partnering, including potential merger or sale alternatives. However, there is no assurance these efforts will be successful. The inability to obtain long-term capital would adversely affect the Company's ability to continue as a going concern in the longer term.

As indicated above, the Company's existing investors purchased $625,000 of Convertible Participating Preferred Stock during the first quarter of 1998. The Company believes that this capital, combined with operating cash flows, existing cash balances, and possibly additional capital from investors will adequately fund operations while a long-term solution is being secured, or until at least the end of 1998.


YEAR 2000 CONVERSION

The Company does not believe that the year 2000 conversion will have a material adverse effect on its business. However, the Company has established procedures to identify, evaluate and implement any necessary changes to its internally developed computer systems and applications. In addition, the Company intends to inquire of its material supplies, distributors, financial institutions and others with whom it does business, relative to any year 2000 conversion issues or concerns.

ITEM 7. FINANCIAL STATEMENTS


                                    CONTENTS



--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 17
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
       Balance sheets                                                        18
       Statements of operations                                              19
       Statements of shareholders' equity                                    20
       Statements of cash flows                                           21-22
       Notes to financial statements                                      23-32

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
West Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Des Moines, Iowa
January 28, 1998
except for Note 13, as to which the date is March 16, 1998

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS (NOTE 2)                                                               1997            1996
------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents (Note 6)                                    $    525,356     $  1,687,044
   Accounts receivable (Notes 7 and 11)                                     1,087,485        1,013,132
   Inventories, primarily computer equipment                                   70,157           46,480
   Prepaid expenses                                                            28,417           49,756
                                                                         -----------------------------
             TOTAL CURRENT ASSETS                                           1,711,415        2,796,412
                                                                         -----------------------------

NON-CURRENT ACCOUNTS RECEIVABLE (Notes 7 and 11)                              288,000          288,000
                                                                         -----------------------------

FURNITURE AND EQUIPMENT,  net of accumulated
   depreciation 1997 $785,754; 1996 $492,777                                  636,992          527,540
                                                                         -----------------------------

COMPUTER SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization 1997 $523,795; 1996 $321,084                    1,179,082          791,852
                                                                         -----------------------------

OTHER ASSETS, net                                                              57,730             --
                                                                         -----------------------------
                                                                         $  3,873,219     $  4,403,804
                                                                         =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, bank (Note 2)                                          $  2,000,000     $    500,000
   Current maturities of long-term obligations (Note 2)                        79,252           13,858
   Accounts payable                                                           386,565          578,573
   Accrued expenses                                                           300,534          308,961
   Customer deposits                                                          964,740          285,625
                                                                         -----------------------------
             TOTAL CURRENT LIABILITIES                                      3,731,091        1,687,017
                                                                         -----------------------------

LONG-TERM OBLIGATIONS, less current maturities (Note 2)                        53,888           33,776
                                                                         -----------------------------

SHAREHOLDERS' EQUITY (Notes 10 and 13))
   Serial preferred stock, no par value, authorized 1,000,000
       shares; issued none                                                       --               --
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; paid for but not
       issued 1997 2,250,000; 1996 none                                     2,250,000             --
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1997 5,321,784 shares;
       1996 5,090,184 shares (Note 3)                                      16,910,544       16,241,444
   Additional paid-in capital                                                 413,486          116,000
   Accumulated deficit                                                    (19,352,648)     (13,674,433)
   Unearned debt guarantee fees                                              (133,142)            --
                                                                         -----------------------------
                                                                               88,240        2,683,011
                                                                         -----------------------------
                                                                         $  3,873,219     $  4,403,804
                                                                         =============================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                      1997            1996            1995
---------------------------------------------------------------------------------------------
Net revenues: (Note 11)
   Systems revenues                               $ 2,308,642     $ 2,619,413     $ 1,730,705
   Customer support services                          649,518         420,987         350,091
                                                  -------------------------------------------
                                                    2,958,160       3,040,400       2,080,796
                                                  -------------------------------------------

Costs and expenses:  (Note 8)
   Cost of systems revenues                         1,415,262         853,777         621,023
   Client services                                  1,469,993         890,287         868,382
   Product development (Note 9)                     1,922,776       1,748,645         980,144
   Write-off of capitalized software                     --         1,270,835            --
   Purchased research and development (Note 9)        588,502            --              --
   Sales and marketing                              1,375,999       1,364,727         865,105
   General and administrative                       1,694,337       1,790,130       1,285,617
                                                  -------------------------------------------
                                                    8,466,869       7,918,401       4,620,271
                                                  -------------------------------------------
          LOSS FROM OPERATIONS                     (5,508,709)     (4,878,001)     (2,539,475)
                                                  -------------------------------------------

Other income (expense):
   Interest income                                     13,796          67,290         149,783
   Interest expense                                  (227,567)         (5,222)        (22,796)
   Other                                               44,265          35,742            --
                                                  -------------------------------------------
                                                     (169,506)         97,810         126,987
                                                  -------------------------------------------
          LOSS BEFORE INCOME TAXES                 (5,678,215)     (4,878,191)     (2,412,488)

Provision for income taxes (Note 5)                      --              --              --
                                                  -------------------------------------------
          NET LOSS                                $(5,678,215)    $(4,780,191)    $(2,412,488)
                                                  ===========================================

Basic and diluted loss per share (Note 1)         $     (1.06)    $     (1.06)    $     (0.78)
                                                  ===========================================

Weighted average number of
   shares outstanding (Note 1)                      5,402,895       4,506,166       3,091,560
                                                  ===========================================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                           Unearned
                                                              Additional                      Debt
                                 Preferred       Common        Paid-In      Accumulated    Guarantee
                                   Stock          Stock        Capital        Deficit         fees           Total
                               --------------------------------------------------------------------------------------
Balance, December 31, 1994     $  7,401,455   $    250,219  $       --     $ (6,481,754)  $       --     $  1,169,920
  Issuance of 44,033 shares
    of redeemable Series H          148,084           --            --             --             --          148,084
    preferred stock
  Conversion of 1,978,063
    shares of Series B
    through H preferred
    stock to common stock        (7,549,539)     7,549,539          --             --             --             --
  Issuance of 1,200,000
    shares of common stock             --        5,065,120          --             --             --        5,065,120
  Issuance of 100,000 shares
    of common stock                    --          435,603          --             --             --          435,603
  Net loss                             --             --            --       (2,412,488)          --       (2,412,488)
                               --------------------------------------------------------------------------------------
Balance, December 31, 1995             --       13,300,481          --       (8,894,242)          --        4,406,239
  Exercise of 37,985 stock
    options (Note 3)                   --          140,117          --             --             --          140,117
  Issuance of 900,000 shares
    of common stock                    --        2,800,846          --             --             --        2,800,846
  Compensation expense
    recognized upon grant of
    stock options (Note 3)             --             --         116,000           --             --          116,000
  Net loss                             --             --            --       (4,780,191)          --       (4,780,191)
                               --------------------------------------------------------------------------------------
Balance, December 31, 1996             --       16,241,444       116,000    (13,674,433)          --        2,683,011
  Exercise of 1,600 stock
    options (Note 3)                   --            4,400          --             --             --            4,400
  Issuance of 230,000 shares
    of common stock (Note 10)          --          664,700          --             --             --          664,700
  Compensation expense
    recognized upon grant of
    stock options (Note 3)             --             --          96,750           --             --           96,750
  Unearned debt guarantee
    fees recognized upon
    grant of stock warrants            --             --         283,142           --         (283,142)          --
  Issuance of 2,250,000
    shares of Series A
    convertible participating
    preferred stock               2,250,000           --            --             --             --        2,250,000
  Offering costs associated
    with the issuance of
    Series A convertible
    participating preferred            --             --         (82,406)          --             --          (82,406)
    stock
  Net loss                             --             --            --       (5,678,215)          --       (5,678,215)
  Amortization of unearned
    debt guarantee fees                --             --            --             --          150,000        150,000
    (Note 3)
                               --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997     $  2,250,000   $ 16,910,544  $    413,486   $(19,352,648)  $   (133,142)  $     88,240
                               ======================================================================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   1997            1996           1995
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(5,678,215)    $(4,780,191)    $(2,412,488)
   Adjustments to reconcile net loss to net cash (used in)
         operating activities
       Depreciation                                               292,977         209,838         124,259
       Amortization                                               365,365         213,175         247,610
       Purchased research and development                         588,502            --              --
       Write-off of capitalized software                             --         1,270,835            --
       Compensation expense recognized upon grant
         of stock options                                          96,750         116,000            --
       Provision for doubtful accounts                            (11,694)         26,807          80,000
       Other                                                       61,516            --              --
       Change in assets and liabilities:
         (Increase) in accounts receivable                        (39,482)       (699,240)       (535,886)
         (Increase) decrease in inventories                        42,307         (23,487)         26,805
         (Increase) decrease in prepaid expenses                   21,339         (12,700)        (16,266)
         Increase (decrease) in accounts payable
           and accrued expenses                                  (240,435)        485,493         155,443
         Increase (decrease) in customer deposits                 679,115         223,752        (131,122)
                                                              -------------------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES              (3,821,955)     (2,969,718)     (2,461,645)
                                                              -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for net assets of Healthcare
       Software Solutions                                         (50,000)           --              --
   Capitalized computer software development costs               (589,941)       (495,399)       (147,861)
   Purchase of furniture and equipment                           (309,792)       (358,499)       (335,376)
                                                              -------------------------------------------
          NET CASH (USED IN) INVESTING ACTIVITIES                (949,733)       (853,898)       (483,237)
                                                              -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for expenses of issuing capital stock                 (82,406)       (124,154)       (447,864)
   Proceeds from exercise of stock options                          4,400         140,117            --
   Proceeds from notes payable                                  2,980,000         950,000         500,000
   Proceeds from sale of preferred stock                        2,250,000            --            71,971
   Proceeds from sale of common stock                                --         2,925,000       5,915,050
   Proceeds from collection of subscriptions receivable              --              --           881,285
   Principal payments on long-term obligations                    (61,994)       (761,961)       (756,105)
   Payments on notes payable                                   (1,480,000)       (450,000)       (500,000)
                                                              -------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES             3,610,000       2,679,002       5,664,337
                                                              -------------------------------------------
          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                       (1,161,688)     (1,144,614)      2,719,455

CASH AND CASH EQUIVALENTS
   Beginning                                                    1,687,044       2,831,658         112,203
                                                              -------------------------------------------
   Ending                                                     $   525,356     $ 1,687,044     $ 2,831,658
                                                              ===========================================

PACE HEALTH MANAGEMENT SYSTEMS, INC.

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997          1996         1995
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOWS INFORMATION
  Cash payments for interest                                  $  77,567     $   5,221    $  22,796


SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Issuance of Series H preferred stock for release
    of note payable to shareholder                            $    --       $    --      $ 109,650
  Accrued interest converted to long-term obligation               --            --         13,886
  Repayment of notes payable with proceeds assigned as
    collateral                                                     --            --        500,000
   Purchase of inventory on account                              40,000          --           --
   Purchase of net assets of Healthcare Software Solutions
     Assets acquired (Note 10):
       In-process research and development                      588,502          --           --
       Accounts receivable                                       23,177          --           --
       Furniture and equipment, primarily computer
          equipment                                              92,637          --           --
       Intangible assets                                         70,384          --           --
    Liabilities assumed                                         (60,000)         --           --
                                                              ---------
                                                                714,700          --           --
    Issuance of common stock                                   (664,700)         --           --
                                                              ---------
    Cash paid                                                    50,000          --           --
                                                              =========

 See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: The Company develops, markets and supports advanced clinical software that automates the recording, storage and management of patient care information. The software provides complete care management solutions to physicians, nurses and other clinicians in multiple settings at the point of care. The Company extends credit to its customers in the healthcare industry, located throughout the United States, on an unsecured basis on terms that it establishes for individual customers.

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

    Computer software development costs: Computer software development costs are capitalized and amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life, usually three to seven years, of the software. Amortization expense was $202,711, $213,175 and $247,610, in 1997, 1996 and 1995, respectively.

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

        Revenue from software license fees is recognized upon delivery of the software provided that collectibility is probable and the Company has no significant obligations remaining under the software licensing agreement. The estimated costs of any insignificant remaining obligations are accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant obligations is accounted for over the length of the implementation period using the percentage-of-completion method of accounting.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Accounting estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and diluted loss per share: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted loss per share amounts. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive.

Stock-based compensation: In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, the new standard allows employee compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock-based employee compensation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Unearned debt guarantee fees: The estimated fair value of the stock warrants granted to non-employees is determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend rates of 0%, price volatility of 64%, risk-free interest rates of 6.0% and expected lives of 5 years. The unearned debt guarantee fees are being amortized to interest expense by the interest method over the period of the related debt.

NOTE 2. PLEDGED ASSETS, NOTE PAYABLE TO BANK AND LONG-TERM OBLIGATIONS AT DECEMBER 31, 1997

The Company has a $2,000,000 revolving line of credit with a financial institution that expires May 31, 1998 and is collateralized by substantially all assets of the Company and the personal guarantees of two of the Company's shareholders. The note has not been renewed by the financial institution and the Company is presently in default. Interest is payable monthly at prime (8.50% at December 31, 1997). Outstanding borrowings totaled $2,000,000 at December 31, 1997.

The Company's long-term obligations are summarized as follows:

                                                                                             Payments Due
                                                                                                Within
                                   Description                                     Total       One Year
Unsecured non-interest bearing note payable, shareholder, due in monthly
     installments of $824 through May 2001                                      $    33,775  $     9,887
Unsecured non-interest bearing note payable, due in annual installments of
     $15,000 through May 2000                                                        45,000       15,000
Unsecured non-interest bearing note payable, due in monthly installments of
     $6,045 through September 1998                                                   54,365       54,365
                                                                                ------------------------
                                                                                $   133,140  $    79,252
                                                                                ========================

Approximate aggregate maturities of long-term obligations are as follows as of December 31, 1997:


Year ending December 31,
     1998                                                                                    $    79,300
     1999                                                                                         24,900
     2000                                                                                         24,900
     2001                                                                                          4,000
                                                                                ------------------------
                                                                                             $   133,100
                                                                                ========================

Based on the borrowing rates available to the Company for notes payable and long-term obligations with similar maturities, the fair values of notes payable and long-term obligations approximate their carrying values at December 31, 1997 and 1996, respectively.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.   COMMON STOCK WARRANTS, OPTIONS AND SUBSEQUENT EVENT

Common stock warrants

The Company has issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance, and is exercisable one-third annually on a cumulative basis from the anniversary date of the warrant. The second group of warrants expires five years after the date of issuance and is 20% exercisable on the date of issuance and 20% annually thereafter. The third group of warrants expires five or ten years after the date of issuance and is exercisable in 4 months to one year after the date of issuance. At December 31, 1997, warrants to purchase 261,265 shares were outstanding and warrants to purchase 257,992 shares were exercisable. The warrants provide for reductions in the exercise price under certain terms and conditions and are exercisable at prices ranging from $.37 to $5.91 per share with an average price per share of approximately $3.16.

The Company has issued Class A and Class B warrants to former serial preferred shareholders and certain accredited investors. The warrants were exercisable beginning in April 1995 and expire in January 2000. The exercise price of the warrants is $3.75. The Class A and Class B warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 1997, Class A warrants to purchase 114,052 shares and Class B warrants to purchase 59,105 shares were outstanding and exercisable.

The Company has issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company has issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through December 2002. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 1997, Series A warrants to purchase 2,017,860 shares were outstanding and exercisable.

For nominal consideration, the Company has issued a warrant to the underwriter of the initial public offering to purchase 115,445 shares of common stock at an exercise price of $6.00 per share. The warrant was exercisable beginning April 1996 and expires in April 2000.

Common stock options

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan generally expire on

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the earliest of the tenth anniversary of the date the options were granted or the end of the 30-day period following termination of employment. Stock option activity under the stock compensation plan is summarized as follows:

                                                      Option price                      Available for
                                                        per share       Outstanding         grant
                                                     --------------    -------------    --------------
              1995 Plan                                                                      545,494
              Granted                                     $2.75             74,864           (74,864)
                                                                       -------------    --------------
         Balance, December 31, 1994                       $2.75             74,864           470,630
              Granted                                     $3.00            157,467          (157,467)
              Canceled                                    $2.75            (13,910)           13,910
                                                                       -------------    --------------
         Balance, December 31, 1995                   $2.75 - 3.00         218,421           327,073
              Granted                                 $3.25 - 3.88         261,000          (261,000)
              Exercised                               $2.75 - 3.00          (5,073)                -
              Canceled                                $3.00 - 3.25         (13,347)           13,347
                                                                       -------------    --------------
         Balance, December 31, 1996                   $2.75 - 3.88         461,001            79,420
              Granted                                     $1.75              5,000            (5,000)
              Canceled                                $1.75 - 3.25        (210,881)          210,881
                                                                       -------------    --------------
         BALANCE, DECEMBER 31, 1997                    $.50 - 3.88         225,120           285,301
                                                                       =============    ==============

On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. At December 31, 1997, options to purchase 78,719 shares were exercisable.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was $0.50. Options expire on the earlier of the tenth anniversary of the date the options were granted or the end of the thirty day period following termination of employment. Options to purchase 1,600 shares with an exercise price of $2.75 were exercised during 1997. As of December 31, 1997, the Company had granted options to purchase 401,686 shares of which 763 were exercisable.

In March 1996, the Company granted a nonqualified stock option to an officer of the Company to purchase 100,000 shares of common stock which vests 20% on the first anniversary date of the grant and 20% on each on the next four anniversary dates of the grant, all of which are exercisable at the price of $0.50 per share. In addition, the officer received another nonqualified stock option to purchase 110,000 shares at an exercise price of $0.50 per share. At the date of grant, 35,000 shares under the option were eligible for purchase with the balance vesting at the rate of 15,000 shares per year for five years beginning one year from the date of grant. The options expire on the earliest of the tenth anniversary of the date the options were granted or the end of the thirty-day period following termination of employment.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Compensation cost charged to income for the grant of stock options for 1997 and 1996 was $96,750 and $116,000, respectively (none for the year ended December 31, 1995). Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), approximate reported net loss and loss per common and common equivalent share would have been increased to the pro forma amounts shown below:

                                         1997             1996             1995
                                    --------------   --------------   --------------
Net loss:
               As reported          $   (5,678,000)  $   (4,780,000)  $   (2,412,000)

               Pro forma                (5,958,000)      (5,488,000)      (3,316,000)
Loss per common and
  common equivalent share
               As reported          $        (1.06)  $        (1.06)  $        (0.78)
               Pro forma                     (1.14)           (1.22)           (1.07)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants after December 31, 1994: dividend rate of 0%, price volatility ranging from 77% to 79%, risk-free interest rates ranging from 5.74% to 7.40%, and expected lives ranging from 5 to 10 years.

Amortization expense of unearned debt guarantee fees charged to income for the grant of Series A warrants for 1997 was $150,000. (None for the years ended December 31, 1996 and 1995.)

The effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, options vest over several years and additional awards generally are made each year.

NOTE 4.   OPERATING LEASES

The Company leases office facilities in North Carolina and Iowa. The leases require monthly payments ranging from approximately $800 to $11,500 and expire from May 1998 to August 1999. The total remaining commitment at December 31, 1997 is approximately $141,000. Rent expense for 1997, 1996 and 1995 was approximately $170,000, $140,000 and $123,000, respectively.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.   INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 1997 and 1996:


Deferred tax assets:                                              1997              1996
                                                            ---------------    --------------
     Net operating loss carryforwards                        $   6,511,000      $  4,978,000
     Computer software development costs                           225,000                 -
     Deferred revenue                                              400,000           186,000
     Research and development credit carryforwards                 338,000           176,500
     Allowance for doubtful accounts                                15,000            19,500
     Compensation expense on stock options                          82,000                 -
     Amortization expense on unearned debt guarantee fees           59,000                 -
     Accrued expenses                                               87,000            22,000
     Other                                                           2,000             6,000
                                                            ---------------    --------------
                                                                 7,719,000         5,388,000
     Less valuation allowance                                    7,504,000         5,200,000
                                                            ---------------    --------------
                                                                   215,000           188,000
     Deferred tax liabilities, computer software
     development costs                                            (215,000)         (188,000)
                                                            ---------------    --------------
                                                             $           -      $          -
                                                            ===============    ==============

The Company recorded a valuation allowance of $7,504,000, and $5,200,000 against deferred tax assets at December 31, 1997 and 1996, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase of $2,304,000, $1,888,000, and $935,000 during 1997, 1996 and 1995, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 1997, 1996 and 1995 due to the following:

                                                    1997               1996                  1995
                                              ---------------    -----------------     --------------
Computed federal income tax (benefit)          $  (2,214,500)     $   (1,673,000)       $   (844,000)
Other, primarily computed state income tax
  benefit                                            (89,500)           (215,000)            (91,000)
Accounting losses for which deferred
  federal and state income tax benefits
  could not be recognized                          2,304,000           1,888,000             935,000
                                              ---------------    -----------------     --------------
                                               $           -      $            -        $          -
                                              ===============    =================     ==============

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1997, the Company has approximately $16,696,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2012. Approximately $4,945,000 of the total net operating loss carryforwards available to offset future federal taxable income is annually limited to approximately $1,400,000, of which a cumulative amount of approximately $3,500,000 is available as of December 31, 1997.

NOTE 6. CONCENTRATION OF CREDIT RISK The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 7.  ACCOUNTS RECEIVABLE

                                                           1997              1996
                                                       -------------      ------------
             Current
                 Billed                                $    752,491       $   526,490
                 Accrued revenue                            373,301           536,642
                                                       -------------      ------------
                                                          1,125,792         1,063,132
             Less:  Allowance for doubtful accounts         (38,307)          (50,000)
                                                       -------------      ------------
                                                       $  1,087,485       $ 1,013,132
                                                       =============      ============

             Non-Current
                 Accrued revenue                       $    288,000       $   288,000
                                                       =============      ============

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

NOTE 8.  RECLASSIFICATION

Certain costs and expenses on the Statements of Operations for the year ended December 31, 1995 have been reclassified with no effect on income.

NOTE 9.  RESEARCH AND DEVELOPMENT COSTS

Total research and development costs charged to product development were approximately $2,296,000, $1,535,500 and $732,500 for 1997, 1996 and 1995,
respectively.

NOTE 10. PURCHASE OF HEALTHCARE SOFTWARE SOLUTIONS, L.C.

On May 30, 1997, the Company acquired substantially all of the assets, net of certain liabilities, of Healthcare Software Solutions, L.C. (HSS), a developer of ambulatory clinical information systems, for a purchase price of $715,000, which included cash in the amount of $50,000 and 230,000 shares of the Company's common stock. A royalty payment is required on the purchased software licensed between May 30, 1997 and May 30, 2000.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The acquisition has been accounted for as a purchase and results of operations of HSS since the date of acquisition are included in the financial statements. Unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 as though HSS had been acquired as of January 1, 1996 are as follows:

                                                      1997             1996
                                                 -------------    --------------
           Net revenues                          $  2,980,110     $   3,104,504
           Net loss                                (5,444,454)       (6,791,126)
           Basic and diluted loss per share             (1.01)            (1.51)


NOTE 11. MAJOR CUSTOMERS

Current and non-current accounts receivable at December 31, 1997 and 1996 include amounts concentrated with the following customer:

                                                1997           1996
                                            -----------    -----------
                        Customer A               40.0%          81.0%
                                            ===========    ===========


Net revenues for the years ended December 31, 1997, 1996, and 1995 include the following approximate amounts concentrated with the following customers:

                                                1997         1996         1995
                                             ----------   ----------   ---------
                        Customer A                 10%          63%         11%
                        Customer B                 21%            -           -
                        Customer C                 20%            -           -
                                             ----------   ----------   ---------
                                                   51%          63%         11%
                                             ==========   ==========   =========

NOTE 12. CONVERTIBLE PARTICIPATING PREFERRED STOCK AND VOTING RIGHTS

The Convertible Participating Preferred Stock must be converted into fully paid and non-assessable shares of Common Stock by the Company upon the earlier of (i) the closing of a Qualified Public Offering, or (ii) the affirmative vote of the holders of a majority of the outstanding Convertible Participating Preferred Stock for a mandatory conversion. A "Qualified Public Offering" is a public offering of the shares of the Company in which (a) a minimum of $10 million is raised in such offering by the Company, or (b) the per share purchase price is at least $4.00 and (c) the offering is underwritten on a firm basis by a recognized underwriter.

Each share of Convertible Participating Preferred Stock shall be convertible into fully paid and nonassessable shares of Common Stock at a rate of two shares of Common Stock for each share of Convertible Participating Preferred Stock, subject to adjustment when Common Stock has been proportionately adjusted. The initial "Conversion Price" shall be equal to $1.00 per share divided by the Conversion Rate. Upon conversion, all accumulated and unpaid dividends to the conversion date on the Convertible Participating Preferred Stock so converted shall also be converted into fully paid and nonassessable shares of Common Stock at the rate of $0.50 of accumulated and unpaid dividends for each share of Common Stock.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $26,500 for the year ended December 31, 1997.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.


NOTE 13.  LIQUIDITY, CAPITAL RESOURCES, SUBSEQUENT EVENTS, AND MANAGEMENT'S
          PLANS

From its inception, the Company has been involved in on-going research and development activities that have required significant capital resources and have accumulated net losses of approximately $19,400,000. During this period, the Company has financed its operations primarily with capital contributed by investors. Subsequent to the end of 1997, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000.

To reduce the negative cash flow, promote new and significant capital, and secure strategic partners for operational growth, the Company terminated approximately 40 employees on February 18, 1998, with reductions primarily targeted at legacy character-based product cost centers. The Company continues to direct resources into the Graphical PACE CMS development and sales effort and focus on current implementation agreements. Management believes that implementing these operational changes will help in attracting capital or finding strategic partners, including possible merger or sale alternatives. In conjunction with this process, the Company is pursuing and evaluating all opportunities and alternatives.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information under the captions "Directors of the Company," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation," "Stock Options/SARS/LTIP" and "Compensation of Directors" appearing in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Relationships and Related Transactions" appearing in the 1998 Proxy Statement is incorporated herein by reference.

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

      10.15          Software Purchase Agreement with JRS Clinical Technologies,
                        Inc. dated October 18, 1989 (2)
      10.16          COMMES Purchase Agreement between the Company and Creighton
                        University dated December 18, 1989 (2)
      10.17          Office Lease and Amendments thereto between the Company and
                        Ashworth Plaza Ltd. (2)
      10.18          Merit Client Agreement with Customer dated January 1,
                        1995 (2)
      10.19          Master Agreement with Customer dated September 30, 1994 (2)
      10.20          Nonqualified Executive Stock Option Plan adopted March 25,
                        1996 (3)
      10.21          Employment Agreement with Mark J. Emkjer dated February 15,
                        1996 (4)
      10.22          Amendment to Employment Agreement with Mark J. Emkjer
                        dated October 17, 1998 (included herein)
      10.23          Form of Employee Retention Agreement (included herein)
      11             Earnings Per Share Calculation (included herein)
      27             Financial Data Schedule

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

(4) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-7487, effective August 9, 1996.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PACE HEALTH MANAGEMENT SYSTEMS, INC.
                            (Registrant)

                            By  /s/ Mark J. Emkjer
                              --------------------------------------------------
                            Mark J. Emkjer, Chief Executive Officer and Director

                            March 20, 1998
                            --------------
                            Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 20, 1998               By  /s/ Mark J. Emkjer
------------------              ------------------------------------------------
Dated                                Mark J. Emkjer, Chief Executive Officer
                                     and Director

March 20, 1998               By  /s/ Roger D. Huseman
------------------              ------------------------------------------------
Dated Roger D. Huseman, Vice President, Secretary and Treasurer, Chief Financial Officer and Principal Accounting Officer

March 18, 1998               By  /s/ Carl S. Witonsky
------------------              ------------------------------------------------
Dated                                Carl S. Witonsky, Chairman and Director

March 19, 1998               By  /s/ John G. Pappajohn
------------------              ------------------------------------------------
Dated                                John G. Pappajohn, Director

March 24,1998                By  /s/ R. David Spreng
------------------              ------------------------------------------------
Dated                                R. David Spreng, Director

March 31, 1998               By  /s/ Bill W. Childs
------------------              ------------------------------------------------
Dated                                Bill W. Childs, Director

March 19, 1998               By  /s/ Gordon M. Derzon
------------------              ------------------------------------------------
Dated                                Gordon M. Derzon, Director

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 ITEM                                 PAGE
------            --------------------------------------------------        ----

10.22             Amendment to Mark J Emkjer,
                    Employment Agreement                                    37
10.23             Form of Employee Retention Agreement                      39
11                Earnings Per Share Calculation                            44
27                Financial Data Schedule                                   45