Form 10QSB
period 1998-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1998-05-12
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended:                     Commission File Number:
           March 31, 1998                                 0-27554
-----------------------------------         ------------------------------------

                      PACE Health Management Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

                Iowa                                    42-1297992
-----------------------------------         ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES __X__ NO____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
               Class                                    April 28, 1998
        --------------------                    ----------------------------
        Common Stock, no par                              5,321,784

  Transitional Small Business Disclosure Format (Check one): YES ____ NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                           Page
                                                                      --------

         Condensed Balance Sheets                                         1
             March 31, 1998 and December 31, 1997

         Condensed Statements of Operations                               2
             Three Months Ended March 31, 1998 and 1997

         Condensed Statements of Cash Flows                               3
             Three Months ended March 31, 1998 and 1997

         Notes to Condensed Financial Statements                          4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                              5-9


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                9

ITEM 2.  CHANGES IN SECURITIES                                            9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9

ITEM 5.  OTHER INFORMATION                                                9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 9

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              MARCH 31, 1998     DEC. 31, 1997
                                                              --------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (Note 2)                        $    599,632      $    525,356
     Accounts receivable, net                                       644,245         1,087,485
     Inventories, primarily computer equipment                       86,835            70,157
     Prepaid expenses                                                15,392            28,417
                                                               ------------      ------------
               TOTAL CURRENT ASSETS                               1,346,104         1,711,415
                                                               ------------      ------------
NON-CURRENT ACCOUNTS RECEIVABLE                                          --           288,000
                                                               ------------      ------------
FURNITURE AND EQUIPMENT, at cost, net of
     accumulated depreciation 1998 $855,315; 1997 $547,094          579,305           636,992
                                                               ------------      ------------
COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization                              1,187,904         1,179,082
                                                               ------------      ------------
OTHER ASSETS, net                                                    52,307            57,730
                                                               ------------      ------------
                                                               $  3,165,620      $  3,873,219
                                                               ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable-bank                                         $  2,000,000      $  2,000,000
     Current maturities of long-term obligations                     61,117            79,252
     Accounts payable, customer deposits and
        accrued expenses                                          1,528,409         1,651,839
                                                               ------------      ------------
               TOTAL CURRENT LIABILITIES                          3,589,526         3,731,091
                                                               ------------      ------------
LONG-TERM OBLIGATIONS, less current maturities                       51,416            53,888
                                                               ------------      ------------
SHAREHOLDERS' EQUITY:
     Preferred stock                                              2,875,000         2,250,000
     Common stock                                                16,910,544        16,910,544
     Additional paid-in capital                                     413,486           413,486
     Unearned debt guarantee fees                                        --          (133,142)
     Accumulated deficit                                        (20,674,352)      (19,352,648)
                                                               ------------      ------------
                                                                   (475,322)           88,240
                                                               ------------      ------------
                                                               $  3,165,620      $  3,873,219
                                                               ============      ============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                             -------------------------------
                                                 1998                1997
                                             -----------         -----------
NET REVENUES                                 $                   $
      Systems revenues                            89,320             522,389
      Customer support services                  212,352             119,195
                                             -----------         -----------
                                                 301,672             641,584
                                             -----------         -----------
COSTS AND EXPENSES
      Cost of systems revenues                    38,056             398,759
      Client services                            384,142             278,918
      Product development                        470,648             428,011
      Sales and marketing                        221,598             387,873
      General and administrative                 334,272             350,304
                                             -----------         -----------
                                               1,448,716           1,843,865
                                             -----------         -----------

             LOSS FROM OPERATIONS             (1,147,044)         (1,202,281)

OTHER INCOME, NET                               (174,660)              2,288
                                             -----------         -----------

             LOSS BEFORE INCOME TAXES         (1,321,704)         (1,199,993)

PROVISION FOR INCOME TAXES                            --                  --
                                             -----------         -----------
             NET LOSS                        $(1,321,704)        $(1,199,993)
                                             ===========         ===========
LOSS PER COMMON AND COMMON
      EQUIVALENT SHARE                       $     (0.26)        $     (0.23)
                                             ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
      AND COMMON EQUIVALENT SHARES
      OUTSTANDING                              5,321,784           5,171,294
                                             ===========         ===========


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                       1998           1997
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(1,321,704)   $(1,199,993)
     Adjustments to reconcile net loss to net cash (used in)
        operating activities:
       Depreciation                                                      69,559         54,317
       Amortization                                                     188,959         25,698
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                       731,240       (311,224)
       (Increase) in other current assets                                (3,653)      (196,906)
       Increase (decrease) in other current liabilities                (123,430)       225,342
                                                                    -----------    -----------
             NET CASH (USED IN) OPERATING ACTIVITIES                   (459,029)    (1,402,766)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized computer software development costs                    (59,216)      (147,528)
     Purchase of furniture and equipment                                (11,872)       (79,913)
                                                                    -----------    -----------
             NET CASH (USED IN) INVESTING ACTIVITIES                    (71,088)      (227,441)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                              625,000             --
     Proceeds from notes payable                                             --        500,000
     Payments on notes payable and long term obligations                (20,607)      (504,109)
                                                                    -----------    -----------
             NET CASH PROVIDED BY (USED IN) FINANCING
                  ACTIVITIES                                            604,393         (4,109)
                                                                    -----------    -----------
             NET INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                            74,276     (1,634,316)


CASH AND CASH EQUIVALENTS
     Beginning                                                          525,356      1,687,044
                                                                    -----------    -----------
     Ending                                                         $   599,632    $    52,728
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION
     Cash payments for interest                                     $    43,813    $     5,557


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1997. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2.  SUBSEQUENT EVENT AND RESTRICTED CASH

In February 1998, the Company entered into retention agreements with its remaining employees. These agreements provide for the payment to the employee of a specified bonus amount upon the earliest to occur of the following: (a) June 30, 1998 if the employee is employed by the Company on such date, (b) the date of a Change in Control (as defined in the agreement) if the employee is employed by the Company on such date, (c) termination of employment by the Company for any reason other than Cause (as defined in the agreement), or (d) termination of employment by the employee for Good Reason (as defined in the agreement), and upon the satisfaction of certain additional conditions. Under the terms of the retention agreements, the Company was required to deposit into an escrow account the amount of the bonuses. Under the escrow agreement, the deposited funds are no longer the property of the Company except for bonuses which may be forfeited by employees under the terms of the agreements. Subsequent to the quarter ended March 31, 1998, an escrow account was established with a financial institution in the amount of approximately $337,000.

NOTE 3.  BASIC AND DILUTED LOSS PER SHARE

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL. PACE Health Management Systems, Inc was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing station care plan management system built around an artificial intelligence-based "Clinical Library." In late 1992, the Company recognized what it believed to be a significant opportunity for software applications integrated with the Clinical Library to address the point-of-care clinical information systems market and began to develop the PACE Clinical Information System ("PACE/CIS"). In early 1993, the Company discontinued marketing the nursing station care plan management system as a stand-alone product and focused on development of PACE/CIS. As a result, no new systems were installed during 1994, and no license fee revenues were recorded during that year. During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS, the system from which the Company had derived substantially all of its revenues in 1995, and introduced PACE CMS, a comprehensive care management system representing a significant enhancement to PACE/CIS. In 1996, PACE CMS, the system from which the Company derives substantially all of its revenues, was enhanced through the first release of a graphical user interface (GUI) utilizing a three-tier, client/server, open-systems architecture ("Graphical PACE CMS").

During the second quarter of 1997, the Company expanded its product line into the ambulatory market when it purchased substantially all of the assets of Healthcare Software Solutions, L.C. (HSS), an affiliate of Wellmark, Inc. (formerly IASD Health Services Corp.). HSS, headquartered in Des Moines, Iowa, was developing clinical information systems for use by physicians working in single-practitioner offices, multi-specialty groups, and multi-site clinics. This "MR2000 for Windows" product integrates every element of the traditional paper chart into an electronic clinical information system that improves practice efficiency and the quality of care. The system provides point and click access to healthcare information that facilitates the development of treatment protocols and enables physicians to track patients' problems, symptoms, treatments and outcomes

Prior to April 1995, the Company financed operations with capital contributed by private investors. In April 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Effective as of the closing of the initial public offering, all outstanding shares of the Company's preferred stock issued during previous rounds of private financing were converted to common stock on a one-to-one basis. In September 1996, the Company sold 900,000 shares of common stock at $3.25 per share for net proceeds to the Company of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold 2,250,000 shares of convertible participating preferred stock at $1.00 per share representing total proceeds of $2,250,000. In the first quarter of 1998, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000. Each share of preferred stock is convertible into 2 shares of common stock.

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

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $301,672 and $641,584 for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of 53%. Included in systems revenues is revenue from software license fees totaling $48,124 and $34,196, implementation fees totaling $25,745 and $80,657, and revenue from hardware sales totaling $15,451 and $407,536 for the three months ended March 31, 1998 and 1997, respectively. In the three months ended March 31, 1997, the Company realized increased hardware revenue from sales to three new customers during their initial phases of implementation and installation. Systems revenues declined in the first quarter of 1998 following delays in implementation of several signed contracts (see "Liquidity and Capital Resources"). Customer support services revenues were $212,352 and $119,195 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 78%. This change was due to increased support services as a result of the new sales initiated in the first quarter of 1997.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, third party software, commissions and royalties. Cost of systems revenues were $38,056 and $398,759 for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of 905%. This decrease is a result of costs associated with decreased hardware sales. Cost of systems revenues totaled 13% and 62% of total net revenues for the three months ended March 31, 1998 and 1997, respectively. Total cost of systems revenues as a percentage of total net revenues could continue to fluctuate in the future depending on the product mixes of revenues.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and customer support. Client services expenses were $384,142 and $278,918 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 38%. This increase was primarily due to increases in personnel and payroll related expenses as client services were expanded to provide implementation services and customer support for the additional sites initiated in 1997. The

Company expects these expenses will decrease in the future as a result of the corporate downsizing that occurred in February 1998 (see "Capital and Liquidity Resources").

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $470,648 and $428,011 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 10%. The Company capitalized $59,216 and $147,528 of product development costs and amortized $55,817 and $25,698 in the three months ended March 31, 1998 and 1997, respectively. Capitalized product development costs declined during the three months ended March 31, 1998 as various products were made available for general release.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $221,598 and $387,873 for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of 43%. This decrease was primarily due to decreases in sales personnel and payroll related expenses due to the consolidation of sales territories and a corporate downsizing in February 1998.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $334,272 and $350,304 for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of 5%. The Company expects these expenses will decrease in the future relative to a corporate downsizing that occurred in February 1998.

OTHER INCOME, NET: Other income, net is comprised primarily of interest income and expenses. Other income, net was ($174,660) and $2,288 for the three months ended March 31, 1998 and 1997. This decrease of $176,948 was a result of decreased interest income caused by reduced cash balances and increased interest expense caused by additional borrowing on the line of credit. Included in 1998 is other expense relative to the amortization of unearned debt guarantee fees in the amount of $133,142.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987, the Company's primary source of funding for working capital needs, capital expenditures, and its operating losses has been from the sale of common and convertible participating preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering, selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. In September 1996, PACE sold 900,000 shares of common stock at $3.25 per share for net proceeds of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold $2,250,000 shares of convertible participating preferred stock at $1.00 per share representing total proceeds of $2,250,000. During the first quarter of 1998, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing total proceeds of $625,000. Each share of preferred stock is convertible into 2 shares of common stock.

For the three month periods ended March 31, 1998 and 1997, the Company reflected net losses of $1,188,562 and $1,199,993 respectively, resulting in net cash used in operations for each of the periods of $459,029 and $1,402,766, respectively. Accounts payable, customer deposits, and accrued expenses decreased $123,430 to $1,528,409 at March 31, 1998 from $1,651,839 at December 31, 1997.

Accounts receivable decreased $731,240 to $644,245 at March 31, 1998 from $1,375,485 at December 31, 1997 due to increased collections on customer balances and reduced billings in the period. The Company has established an allowance for doubtful accounts which management believes is adequate. Included in accounts receivable is accrued revenue which decreased $271,550 to $389,751 at March 31, 1998 from $661,301 at December 31, 1997. The accrued revenue receivable consists primarily of (a) revenue from site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee and (b) revenue from equipment delivered, but not yet billed. Under these site license agreements, license fees are due at specified dates or, if earlier, upon the installation and system set-up at each site.

Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was $71,088 and $227,441, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized computer software costs.

Net cash provided by and (used in) financing activities for the three months ended March 31, 1998 and 1997 was $604,393 and ($4,109), respectively. Net cash provided by financing activities during the three months ended March 31, 1998 was primarily related to proceeds from the sale of convertible participating preferred stock.

As of March 31, 1998, the Company had a cash balance of $599,632. The Company also has a $2,000,000 revolving line of credit with a financial institution that expires May 31, 1998. The line of credit is collateralized by substantially all assets of the Company and personal guarantees totaling $1,000,000 by two of the Company's shareholders. Interest is payable monthly at prime (8.5% at March 31, 1998). Outstanding borrowings totaled $2,000,000 at March 31, 1998.

While short-term working capital was obtained from existing investors during the last 9 months, the Company has been unable to secure long-term funding. The lack of sufficient long-term capital on the Company's balance sheet, representing financial stability to prospective customers, resulted in the delayed implementation of several signed contracts and the delayed completion of numerous pending contracts in which PACE had been named Vendor-of-Choice. As a result, certain operational and financial changes were implemented subsequent to year-end. To reduce overhead and minimize the Company's cash needs, the Company downsized its operations. As a part of this downsizing, approximately 40 employees were terminated and various other cost-saving measures are under examination. The reductions were targeted at legacy non-graphical product areas, allowing the Company to continue directing resources into the development, sales and implementation of the Graphical PACE CMS products.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

May 12, 1998                           /s/ ROGER D. HUSEMAN
------------             ------------------------------------------------
   Dated                   Vice President of Finance and Administration
                                   and Chief Financial Officer