Form 10KSB40/A
period 1997-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1998-08-10
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

__X__ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1997

_____ Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.


                         Commission File Number: 0-27554

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                      ------------------------------------
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

                                 (515) 222-1717
                   ------------------------------------------
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                              Common Stock, no par
                              --------------------
                                (Title of class)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the average bid and asked price of the common stock on July 1, 1998 as reported by Bloomberg L.P., was approximately $199,763. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
                   Class                         July 24, 1998
                   -----                         -------------
            Common Stock, no par                   5,321,784

Transitional Small Business Disclosure Format (Check one): YES ____  NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                        1997 FORM 10-KSB/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                    PART III.

                                                                            Page
                                                                            ----

ITEM 9.   Directors, Executive Officers, Promoters and Control Person,
          Compliance With Section 16(a) of the Exchange Act...................1

ITEM 10.  Executive Compensation..............................................3

ITEM 11.  Security Ownership of Certain Beneficial Owners
          and Management......................................................5

ITEM 12.  Certain Relationships and Related Transactions......................8

ITEM 13.  Exhibits and Reports on Form 8-K....................................9

Registrant's Form 10-KSB, filed with the Commission on March 31, 1998, indicated that the information in Items 9 through 12 of Part III was incorporated by reference from Registrant's definitive proxy materials to be filed within 120 days following the end of Registrant's fiscal year. In lieu of such incorporation by reference, Registrant hereby amends its Form 10-KSB for fiscal year 1997 by adding the following Items 9 through 12 of Part III of such report:

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS OF THE COMPANY

The Company's Articles of Incorporation provide that the Board of Directors will consist of no less than three and no more than seven members and that the Board is divided into three classes, each class to be as nearly equal in number as possible. Presently, the Company has six Directors, divided into three classes of two Directors each.

The terms of Directors John Pappajohn and Gordon M. Derzon will expire at the 1998 annual meeting, the terms of Directors Mark J. Emkjer and Carl S. Witonsky will expire at the 1999 annual meeting of shareholders and the terms of Directors Bill W. Childs and R. David Spreng expire at the 2000 annual meeting of shareholders.

The following paragraphs set forth information concerning each of the current Directors of the Company:

Mark J. Emkjer, age 42, joined the Company in March 1996 as President, Chief Executive Officer and Director. From 1991 through February 1996 Mr. Emkjer worked for Hospital Cost Consultants Inc. (HCC), an international provider of managed care solutions, where he initially served as Vice President of Sales and was then promoted to President and Chief Executive Officer in 1992. Prior to joining HCC, Mr. Emkjer held positions with Tecxel Hospital Service Corporation as an Executive Vice President from September 1988 through December 1990 and as Vice President and General Manager with Foster Medical from June 1984 through August 1988, most recently as Corporate Vice President.

Carl S. Witonsky, age 60, has been a Director of the Company since April 1994, and Chairman of the Board of Directors since March 15, 1995. He is an independent consultant to investment bankers and health care organizations on health care information matters and a venture partner for St. Paul Venture Capital. From 1989 to 1992, was the Chairman and Chief Executive Officer of Gabrieli Medical Information Systems (GMIS). Prior to GMIS, he served as Vice President of Systems & Operations of Shared Medical Systems from 1975 to 1988. He is a director of International Medical Management, a Mahren, Pennsylvania-based health care informatics company.

Bill W. Childs, age 58, has been a director of the Company since February 1990. He is the Chief Executive Officer of MC Informatics, an outsourcing and facilities management company based in Fountain Valley, California. From April 1995 to September 1996, Mr. Childs was a Senior Vice President of CyCare, an information systems company providing physicians' office software. Prior to that, he was the President and CEO of Health Data Analysis, Inc. from 1984 until May 1995. Mr. Childs was the founder and Editor-in-Chief of HEALTHCARE INFORMATICS, a leading hospital information systems magazine published by Health Data Analysis, Inc. He also is the founder or co-founder of several other magazines, including COMPUTERS IN HEALTHCARE, HEALTHCARE COMPUTING & COMMUNICATIONS CANADA, and R.F. DESIGN. He was also one of the founders of Continental Healthcare Systems and TDS Healthcare Systems Corp.

John Pappajohn, age 70, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: The Care Group, Inc.; CORE, Inc.; OncorMed, Inc.; American Physician Partners, Inc.; Health Desk Corporation; and Patient Infosystems, Inc.

R. David Spreng, age 36, has been a director of the Company since January 1994. He is the Managing General Partner of IAI Ventures, Inc., the venture capital arm of Investment Advisers, Inc. ("IAI"), a $16 billion asset management firm based in Minneapolis, Minnesota. Prior to joining IAI in 1989, Mr. Spreng was a member of the Corporate Finance Departments of Salomon Brothers Inc., New York and Dain Bosworth Incorporated, Minneapolis. Mr. Spreng also serves as a director of GalaGen, Inc. and a number of privately held companies.

Gordon M. Derzon, age 63, has been a Director of the Company since July 1995. Since 1974, Mr. Derzon has been a faculty member at the University of Wisconsin and Chief Executive Officer of the University of Wisconsin Hospital and Clinics. Prior to that time he had served in several hospital Executive Director positions, including seven years at Kings County Hospital in Brooklyn, New York. Mr. Derzon serves on various committees for the University Hospital Consortium. He has also served as past Chairman of both the Governing Council of the Public-General Hospital Section and past Chairman of the University Hospital Consortium Service Board.

EXECUTIVE OFFICERS

The current executive officers of the Company, in addition to Mr. Emkjer, are as follows:

Roger D. Huseman, age 45, joined the Company as Chief Financial Officer in July 1994 and was appointed Secretary and Treasurer of the Company on January 31, 1995. From 1990 through June 1994, Mr. Huseman operated a financial consulting firm specializing in assisting businesses with financial restructuring and financing needs. For four years prior to that he served initially as Vice President and CFO, then as President and a Director of NonInvasive Monitoring Systems, Inc., a public company located in Sarasota, Florida. He is licensed as a certified public accountant in Iowa.

Gary Feierstein, age 46, joined the Company in June 1996 Director of New Development and was promoted to Vice President of Technology in August of 1997. From 1989 to 1995, Mr. Feierstein worked for First Data Corporation Health Systems Group, a healthcare information system company located in Charlotte, North Carolina, where he served most recently as Director of New Development. For the 10 years prior to that time he was employed by McDonnell Douglas Health Systems Company in St. Louis, which acquired First Data Corporation in 1989.

Josh E. Wisham, age 39, joined the Company in July 1996 as Vice President of Client Services. From 1993 to 1996, Mr. Wisham directed the Client Services Organization at CliniCom, Inc., now a part of HBO & Company. Prior to that time, he worked for Intermountain Health Care in Salt Lake City, Utah as Client Services Director. Mr. Wisham has over 22 years of experience in the information systems industry, which include 16 years experience specifically working with healthcare information systems.

Alan C. Wittmer, age 40, serves as the Company's Vice President of Marketing. He joined the Company in November 1989 and prior to that held various sales and marketing management positions with other companies. Prior to joining the Company, Mr. Wittmer worked for Digital Equipment Corporation from May 1987 to November 1989, and for AT&T from September 1985 to May 1987.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1997 through December 31, 1997, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the persons who served as Chief Executive Officer of the Company at any time during the year ended December 31, 1997 and all other persons who served as executive officers of the Company at December 31, 1997 and whose total annual salary and bonus for the year exceeded $100,000 for services in all capacities to the Company during such fiscal year.

                           Summary Compensation Table

                                                                                  Long Term Compensation
                                               Annual Compensation                         Awards
                                     ------------------------------------     -----------------------------
                                                                               Securities
                                                                               Underlying        All Other
Name and Position                    Year         Salary(1)       Bonus        Options(3)      Compensation
-----------------                    ----         ---------       -----        ----------      ------------
Mark J. Emkjer, President            1997        $ 175,000      $  25,000       195,500        $  86,000(4)
   and Chief Executive Officer(2)    1996        $ 130,625      $       0       260,000        $ 135,147(5)
                                     1995              --             --            --               -- (2)

Alan C. Wittmer                      1997        $ 104,645      $       0        45,270        $  33,318(6)
  Vice President, Sales and          1996        $ 129,206      $       0         2,000        $       0
  Marketing                          1995        $ 93,337       $       0             0        $       0


------------------

(1) Excludes certain perquisites and other benefits which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive in any of the years shown.

(2) Mr. Emkjer became President and Chief Executive Officer of the Company in March 1996 and was not employed by the Company prior to that time. Therefore, no compensation is shown for prior years.

(3)      For additional information, see "Stock Options/SARs/LTIPs."

(4)      Consists of moving expense reimbursements.

(5) Consists of the signing bonus and moving expense reimbursements required by Mr. Emkjer's employment agreement. See "Employment Agreement."

(6)      Consists of moving expense reimbursements.

STOCK OPTIONS/SARs/LTIPs

The following table provides certain information concerning stock options granted during the year ended December 31, 1997 to the persons named in the Summary Compensation Table set forth above.

                          Option Grants in Fiscal 1997

                                         Individual Grants
                                         -----------------

                                          % of Total
                                        Options Granted     Exercise or
                         Number of        to Employees       Base Price      Expiration
Name                 Options Granted     in Fiscal 1997      ($/Share)          Date
----------------     ---------------    ---------------      ---------       ----------
Mark J. Emkjer          195,000(1)            43.8%            $0.50       August 17, 2007

Alan C. Wittmer          45,270(1)            10.2%            $0.50       August 17, 2007


---------------

(1)      Nonqualified stock options.

No stock appreciation rights (SARs) were granted to any named executive officer during the fiscal year ended December 31, 1997. No stock options or SARs were exercised during 1997 by any named executive officer. No long term incentive plan awards (LTIPs) were made during 1997 to any named executive officer.

COMPENSATION OF DIRECTORS

Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Nonemployee directors who are not affiliated with principal shareholders and who began service as directors prior to February 1995 (only Mr. Childs and Mr. Witonsky) have received nonqualified warrants to purchase Common Stock. Mr. Childs and Mr. Witonsky were each granted warrants to purchase 27,274 shares of Common Stock of the Company as consideration for serving on the Board of Directors. The warrants have an exercise price of at least 85% of the fair market value of the Common Stock, as determined by the Board of Directors, on the date of grant.

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. Mr. Derzon received a nonqualified option to purchase 21,820 shares under the Plan upon his appointment as a director in 1995.

During 1997, Mr. Emkjer, Mr. Witonsky, Mr. Childs and Mr. Derzon were granted 195,500, 37,000, 10,200 and 10,200 nonqualified stock options, respectively, exercisable at $0.50 per share. One-fifth of such options vest over each of five years from the date of grant and are exercisable for ten years from the date of grant.

EMPLOYMENT AGREEMENT

Effective as of March 15, 1996, Mark J. Emkjer was appointed President and Chief Executive Officer and was appointed to the Board of Directors of the Company. The employment agreement between the Company and Mr. Emkjer provides for base compensation of $165,000 per year, a signing bonus of $10,000, and an annual bonus of up to 50% of base compensation based on attainment of goals determined by the Board of Directors with respect to financial performance, stock price appreciation and operating objectives. Pursuant to the agreement Mr. Emkjer received a nonqualified option to purchase 100,000 shares of common stock of the Company which vest 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of grant, and are exercisable at the price of $2.50 per share. He also received a nonqualified option for 110,000 shares of common stock of the Company with an exercise price of $1.00 per share, of which 35,000 vested upon purchase by Mr. Emkjer of a house and relocation of his family to the Des Moines area, and the balance vest at the rate of 15,000 per year for five years. In addition, Mr. Emkjer's employment agreement provided for payment of the selling commission with respect to his home in California and moving expenses. The Agreement also contains severance, change of control and noncompete provisions.

On October 17, 1997, the Company and Mr. Emkjer amended the Employment Agreement to provide certain benefits to Mr. Emkjer in the event of "Trigger Event" which is defined in the Amendment to mean (A) Employee is terminated without Cause (as defined in the Amendment to the Employment Agreement), (B) the Company is liquidated, or (C) any person becomes the owner of more than 50% of the Company's outstanding common stock as a result of a tender offer, merger, acquisition of substantially all of the Company's assets or other similar transaction (but not including an investment by a third party in stock newly issued by the Company or the conversion into common stock of convertible securities by a person holding such securities on October 17, 1997, or the conversion into common stock of convertible securities newly issued by the Company as part of an investment in the Company by a third party.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of July 1, 1998, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 1997 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed on the following table, claiming to hold more than five percent of any class of the Company's outstanding voting securities.


COMMON STOCK:

NAME AND ADDRESS                                   NO. OF SHARES               PERCENT OF CLASS
OF BENEFICIAL OWNER(4)                       BENEFICIALLY OWNED(1)(13)          OUTSTANDING(15)
----------------------                       -------------------------          ---------------
DIRECTORS AND OFFICERS:

Mark J. Emkjer                                      115,000  (10)                      2.1
John G. Pappajohn                                 2,531,686   (2)                     34.5
R. David Spreng (6)                               4,172,039   (3)                     48.7
Bill W. Childs                                       25,638   (8)                        *
Carl S. Witonsky                                     31,638  (14)                        *
Gordon Derzon                                        11,728   (9)                        *
Alan Wittmer                                         30,475  (19)                        *
   All present directors and
       executive officers as a group
       (10 persons)                              10,835,543  (15)                     64.4

OTHER FIVE PERCENT OR MORE
   SHAREHOLDERS:

Simon Casady (5)                                    314,428  (16)                      5.9
IAI Investment Funds (6)                          4,172,038   (3)                     48.7
FBL Investment Advisory Services, Inc. (7)        1,735,364  (17)                     26.4
Edgewater Private Equity Fund, L.P. (11)          2,227,757  (18)                     31.7
The Dreyfus Corporation (12)                        380,000                            7.1

PREFERRED STOCK:


NAME AND ADDRESS                                  NO. OF SHARES                PERCENT OF CLASS
OF BENEFICIAL OWNER(4)                       BENEFICIALLY OWNED(1)(13)            OUTSTANDING
----------------------                       -------------------------          ---------------

DIRECTORS AND OFFICERS:

John G. Pappajohn                                   625,000                           21.7

OTHER FIVE PERCENT OR MORE
   SHAREHOLDERS:

IAI Investment Funds                              1,250,000                           43.5
FBL Investment Advisory Services, Inc.              500,000                           17.4
Edgewater Private Equity Fund, L.P.                 500,000                           17.4


----------------

*  Less than 1%.

1. Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock shares noted below receive two votes per share and are convertible into common stock on a two for one basis.

2. Includes 100,000 common stock shares held by Halkis, Ltd., an affiliate of Mr. Pappajohn, 408,519 common stock shares, 625,000 preferred stock shares and presently exercisable warrants to purchase 773,167 shares held by Mr. Pappajohn.

3. Includes 471,473 common stock shares and presently exercisable warrants to purchase 56,820 shares held by IAI Investment Fund IV; 340,705 common stock shares, 1,250,000 preferred stock shares and presently exercisable warrants to purchase 681,820 shares held by IAI Investment Fund VI; and 121,220 common stock shares held by IAI Investment Fund VII, each of which is an affiliate of Mr. Spreng.

4. Except as noted, the address of each officer and director of the Company is 1025 Ashworth Road, Suite 200, West Des Moines, Iowa 50265.

5.       Address: 1238 Fulton, Indianola, Iowa 50125.

6. The address for R. David Spreng and each of the IAI Funds is 3700 First Bank Place, P.O. Box 357, Minneapolis, Minnesota 55402-0357.

7.       Address: 5400 University Avenue, West Des Moines, Iowa 50266.

8. Includes 25,638 shares issuable upon the exercise of presently exercisable options.

9. Includes 3,000 shares and 8,728 shares issuable upon the exercise of presently exercisable options under the 1995 Stock Compensation Plan.

10. Represents presently exercisable options held by Mr. Emkjer. See "Stock Options/SARs/LTIPs."

11.      Address: 666 Grand Avenue, Suite 200, Des Moines, Iowa 50309.

12. Address: c/o Mellon Bank Corporation, One Mellon Bank Center, Pittsburgh, Pennsylvania 15258. The shares are beneficially owned by The Dreyfus Corporation, which is a subsidiary of Mellon Bank Corporation, the trustee of the Company's employee benefit plan (the "Trustee"). The shares include all shares held of record by the Trustee which have not been allocated to the individual accounts of employee participants in the plan. The Trustee disclaims beneficial ownership of all shares that have been allocated to the individual accounts of employee participants in the plan for which directions have been received and followed.

13. Assumes exercise of options or warrants exercisable on or before July 1, 1998 by the named person or group, but by no other person.

14. Includes 6,000 shares and 25,638 shares issuable upon the exercise of presently exercisable options.

15. Includes shares, options and warrants held by Messrs. Emkjer, Pappajohn, Spreng, Childs, Witonsky and Derzon, as described in the notes above. Also includes presently exercisable options to purchase 34,073 shares held by Roger Huseman, 6,000 shares and presently exercisable options to purchase 10,000 shares held by Josh Wisham and 5,000 shares and presently exercisable options to purchase 2,400 shares held by Gary Feierstein.

16. Includes 302,465 shares and presently exercisable warrants to purchase 11,963 shares.

17. Includes 471,127 common stock shares, 500,000 preferred stock shares and presently exercisable warrants to purchase 264,237 shares, held on behalf of Mutual Ventures of South Dakota, Inc., a South Dakota corporation, which is an investment advisory client of FBL Investment Advisory Services, Inc. Does not include shares which may be deemed to be owned indirectly by Mutual Ventures of South Dakota as a 7.51% shareholder of Iowa Business Development Finance Corp., which owns approximately 4.3% of the outstanding shares of the Company.

18. Includes 517,090 common stock shares, 500,000 preferred stock shares and presently exercisable warrants to purchase 710,667 shares.

19. Includes 30,475 shares issuable upon the exercise of presently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1997 and the first quarter of 1998, John Pappajohn, who is a Director of the Company and who beneficially owns 34.5% of the Company's Common Stock; IAI Investment Funds, which beneficially owns 48.7% of the Company's Common Stock and which is an affiliate of R. David Spreng, a Director of the Company; Edgewater Private Equity Fund, L.P., which beneficially owns 31.8% of the Company's Common Stock; and an affiliate of FBL Investment Advisory Services, Inc., which beneficially owns 26.4% of the Company's Common Stock, purchased an aggregate of 2,875,000 shares of the Company's Preferred Stock at a price of $1.00 per share. Each share of Preferred Stock is convertible into two shares of Common Stock. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

In August 1997, the Company's Board of Directors reduced the exercise price of all outstanding stock options of the Company to $1.75 per share. In January 1998, the Board of Directors reduced the exercise price of all outstanding stock options to $.50 per share. In adopting each resolution, the Board determined that, prior to the amendment, the options no longer provided an incentive for the holders of such options because the market price of the Company's stock had declined to substantially below the then-effective exercise price of the options. In each case, the Board also determined that the amended exercise price was equal to the fair market value of the Company's common stock, within the meaning of the stock option plans, as of the date of the amendment. These amendments applied to options held by officers and directors of the Company, as well as to options held by employees who were not officers or directors. The number of such options held by each officer and director is set forth under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Mr. Spreng is President of IAI Ventures, Inc., the venture capital arm of Investment Advisers Inc., which provides investment management services to certain funds which, in the aggregate, beneficially own 4,172,039 shares of the Common Stock of the Company, and shares voting and investment power with respect thereto, and may be deemed to beneficially own such shares. Investment Advisers Inc. had a one-year consulting agreement with the Company which commenced on August 31, 1995. As consideration for this agreement, certain funds to which Investment Advisers Inc. provides investment management services received warrants to purchase a total of 70,000 shares of Common Stock exercisable at $3.00 per share.

In September 1996 the Company completed an offering of 900,000 shares of its Common Stock at a price of $3.25 per share. The shares were sold by the Company without an underwriter or placement agent, and all shares sold in the offering are subject to a 270-day lock-up agreement. In the offering, two funds of which Mr. Spreng is an officer purchased a total of 261,539 shares, Mr. Pappajohn and his affiliates purchased 169,231 shares, and Mutual Ventures of South Dakota and Edgewater Private Equity Fund, L.P. (see "Securities Ownership of Certain Beneficial Owners and Related Persons") purchased 61,539 and 169,231 shares, respectively. The remaining shares in the offering were sold to unaffiliated persons on the same terms and conditions.

From March 1996 to March 1997, Michael J. Vasquez, who was President and CEO of the Company until March 1996, had a one-year consulting agreement with the Company to provide consulting services for which he received compensation in the amount of $72,675 for the period ended December 31, 1996.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report.

3.       Articles of Incorporation and Bylaws
3.1      Restated Articles of Incorporation, as amended (1)
3.2      Restated Bylaws (1)
3.3      Articles of Amendment (included herein)
4.       Instruments defining the rights of shareholders
4.1      Form of Common Stock Certificate (2)
4.9      Form of Class A Warrant Certificate (2)
4.12     Form of Class B Warrant Certificate (2)
4.13     Form of Agent's Warrant (2)
4.14 Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1)
4.15     Restated Bylaws (Incorporated by reference to Exhibit 3.2)
10.      Material Contracts
10.1     Employment Agreement for Michael Vasquez, as amended December 16, 1994
         (2)
10.2     Employment Agreement for Simon Casady, as amended December 16, 1994 (2)
10.3     1995 Stock Compensation Plan, effective February 10, 1995 (2)
10.4     Form of Incentive Stock Option Agreement (2)
10.5     Form of Non-Qualified Stock Option Agreement (2)
10.6     Form of Non-Employee Director Non-Qualified Stock Option Agreement (2)
10.7 Incentive Stock Option Agreement for Michael J. Vasquez dated December 16, 1994 (2)
10.8     Form of Five-year Employee Warrants (2)
10.9     Form of Three-year Employee Warrants (2)
10.10 Compensatory Warrants issued to Director Carl S. Witonsky dated April 22, 1994 and December 16, 1994 (2)
10.11 Compensatory Warrants issued to Director Bill W. Childs dated February 26, 1990 and December 16, 1994 (2)
10.12 Form of Lockup Agreements with Executive Officers, Directors and Shareholders (2)
10.13    Consulting Services Agreement with Steven Evans dated December 31, 1993
         (2)
10.14 Consulting Services Agreement with Carl S. Witonsky dated January 1, 1995 (2)
10.15 Software Purchase Agreement with JRS Clinical Technologies, Inc. dated October 18, 1989 (2)
10.16 COMMES Purchase Agreement between the Company and Creighton University dated December 18, 1989 (2)
10.17 Office Lease and Amendments thereto between the Company and Ashworth Plaza Ltd. (2)
10.18    Merit Client Agreement with Customer dated January 1, 1995 (2)
10.19    Master Agreement with Customer dated September 30, 1994 (2)
10.20    Non-qualified Executive Stock Option Plan adopted March 25, 1996 (3)
10.21    Employment Agreement with Mark J. Emkjer dated February 15, 1996 (4)
10.22    Amendment to Mark J. Emkjer Employment Agreement (5)
10.23    Form of Employee Retention Agreement (5)

10.24 Asset Purchase Agreement by and between the Company and Minnesota Mining and Manufacturing Company dated June 30, 1998 (included herein)
10.25    Amendment to Asset Purchase Agreement (included herein)
11       Earnings Per Share Calculation (5)
27       Financial Data Schedule (5)

(1)      Incorporated by reference to the Company's Form 8-K dated May 3, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-90408-C, effective April 27, 1995.
(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-7487, effective August 9, 1996.
(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of fiscal
         1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PACE HEALTH MANAGEMENT SYSTEMS, INC.
                                  (Registrant)

Dated: August 5, 1998             By /s/ Mark J. Emkjer
                                     -------------------------------------------
                                     Mark J. Emkjer, Chief Executive Officer and
                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 5, 1998             By /s/ Mark J. Emkjer
                                     -------------------------------------------
                                     Mark J. Emkjer, Chief Executive
                                     Officer and Director

Dated: August 5, 1998             By /s/ Roger D. Huseman
                                     -------------------------------------------
                                     Roger D. Huseman, Vice President,
                                     Secretary and Treasurer, Chief
                                     Financial Officer and Principal
                                     Accounting Officer

Dated: August 5, 1998             By /s/ Carl S. Witonsky
                                     -------------------------------------------
                                     Carl S. Witonsky, Chairman and
                                     Director

Dated: August 5, 1998             By /s/ John G. Pappajohn
                                     -------------------------------------------
                                     John G. Pappajohn, Director

Dated: August 5, 1998             By /s/ R. David Spreng
                                     -------------------------------------------
                                     R. David Spreng, Director

Dated: August 5, 1998             By /s/ Bill W. Childs
                                     -------------------------------------------
                                     Bill W. Childs, Director

Dated: August 5, 1998             By /s/ Gordon M. Derzon
                                     -------------------------------------------
                                     Gordon M. Derzon, Director

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                ITEM                                 PAGE
-----------    ---------------------------------------------------         ----

 3.3           Articles of Amendment                                        13

10.24          Asset Purchase Agreement by and between the Company          17
               and Minnesota Mining and Manufacturing Company dated June 30, 1998

10.25          Amendment to Asset Purchase Agreement                        41