Form 10QSB
period 1998-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1998-08-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended:               Commission File Number:
             June 30, 1998                           0-27554

                      PACE Health Management Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Iowa                                    42-1297992
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES X NO _____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
       Class                                        August 12, 1998
Common Stock, no par                                    5,321,784

Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                        Page
                                                                                  --------

            Condensed Balance Sheets                                                  1
                  June 30, 1998 and December 31, 1997

            Condensed Statements of Operations                                        2
                  Three Months and Six Months Ended June 30, 1998 and 1997

            Condensed Statements of Cash Flows                                        3
                  Six Months ended June 30, 1998 and 1997

            Notes to Condensed Financial Statements                                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                                                       6-9


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                           10

ITEM 2.  CHANGES IN SECURITIES                                                       10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                             10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         10

ITEM 5.  OTHER INFORMATION                                                           10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            10



                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS

                                                              JUNE 30, 1998      DEC. 31, 1997
                                                               ------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (Note 2)                        $    239,216      $    525,356
     Accounts receivable, net                                       238,846         1,087,485
     Inventories, primarily computer equipment                       74,113            70,157
     Prepaid expenses                                                60,649            28,417
                                                               ------------      ------------
               TOTAL CURRENT ASSETS                                 612,824         1,711,415
                                                               ------------      ------------

NON-CURRENT ACCOUNTS RECEIVABLE                                        --             288,000
                                                               ------------      ------------

FURNITURE AND EQUIPMENT, at cost, net of
     accumulated depreciation 1998 $924,865; 1997 $620,550          509,755           636,992
                                                               ------------      ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization                              1,137,510         1,179,082
                                                               ------------      ------------

OTHER ASSETS, net                                                    46,884            57,730
                                                               ------------      ------------
                                                               $  2,306,973      $  3,873,219
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable-bank                                         $  2,000,000      $  2,000,000
     Current maturities of long-term obligations                     39,887            79,252
     Accounts payable, customer deposits and
        accrued expenses                                          1,309,891         1,651,839
                                                               ------------      ------------
               TOTAL CURRENT LIABILITIES                          3,349,778         3,731,091
                                                               ------------      ------------

LONG-TERM OBLIGATIONS, less current maturities                       33,944            53,888
                                                               ------------      ------------

SHAREHOLDERS' EQUITY:
     Preferred stock                                              2,875,000         2,250,000
     Common stock                                                16,910,544        16,910,544
     Additional paid-in capital                                     413,486           413,486
     Unearned debt guarantee fees                                      --            (133,142)
     Accumulated deficit                                        (21,275,779)      (19,352,648)
                                                               ------------      ------------
                                                                 (1,076,749)           88,240
                                                               ------------      ------------
                                                               $  2,306,973      $  3,873,219
                                                               ============      ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30                           JUNE 30
                                             ----------------------------      ----------------------------
                                                1998             1997             1998             1997
                                             -----------      -----------      -----------      -----------
NET REVENUES
      Systems revenues                       $   175,913      $   743,499      $   265,233      $ 1,265,888
      Customer support services                  229,035          161,864          441,387          281,059
                                             -----------      -----------      -----------      -----------
                                                 404,948          905,363          706,620        1,546,947
                                             -----------      -----------      -----------      -----------

COSTS AND EXPENSES
      Cost of systems revenues                    11,411          478,459           49,467          877,218
      Client services                            237,256          348,335          621,398          627,253
      Product development                        320,726          482,590          791,374          910,601
      Purchased research and development            --            588,502             --            588,502
      Sales and marketing                        106,684          353,189          328,282          741,062
      General and administrative                 322,457          335,562          656,729          685,866
                                             -----------      -----------      -----------      -----------
                                                 998,534        2,586,637        2,447,250        4,430,502
                                             -----------      -----------      -----------      -----------

             LOSS FROM OPERATIONS               (593,586)      (1,681,274)      (1,740,630)      (2,883,555)

OTHER (EXPENSE) INCOME, NET                       (7,841)          28,563         (182,501)          30,851
                                             -----------      -----------      -----------      -----------

             LOSS BEFORE INCOME TAXES           (601,427)      (1,652,711)      (1,923,131)      (2,852,704)

PROVISION FOR INCOME TAXES                          --               --               --               --
                                             -----------      -----------      -----------      -----------
             NET LOSS                        $  (601,427)     $(1,652,711)     $(1,923,131)     $(2,852,704)
                                             ===========      ===========      ===========      ===========

LOSS PER COMMON AND COMMON
     EQUIVALENT SHARE                        $     (0.13)     $     (0.31)     $     (0.39)     $     (0.55)
                                             ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON
     EQUIVALENT  SHARES
     OUTSTANDING                               5,321,784        5,251,246        5,321,874        5,211,491
                                             ===========      ===========      ===========      ===========



See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  1998             1997
                                                                   -----------      -----------
     Net loss                                                      $(1,923,131)     $(2,852,704)
     Adjustments to reconcile net loss to net cash (used in)
        operating activities:
       Depreciation                                                    139,109          127,773
       Amortization                                                    244,776           76,096
       Purchased research and development                                 --            588,502
     Change in assets and liabilities:
       Decrease in accounts receivable                               1,136,639          224,691
       (Increase) in other current assets                              (36,188)        (156,697)
       (Decrease) increase in other current liabilities               (341,948)         147,541
                                                                   -----------      -----------
             NET CASH (USED IN) OPERATING ACTIVITIES                  (780,743)      (1,844,798)
                                                                   -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for net assets of Healthcare Software Solutions            --            (50,000)
     Capitalized computer software development costs                   (59,216)        (285,157)
     Purchase of furniture and equipment                               (11,872)        (133,271)
                                                                   -----------      -----------
             NET CASH PROVIDED BY INVESTING ACTIVITIES                 (71,088)        (468,428)
                                                                   -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                          --            975,000
     Proceeds from sale of Series A preferred stock                    625,000          247,999
     Proceeds from sale of common stock                                   --              6,400
     Payments on notes payable and long term obligations               (59,309)        (508,252)
                                                                   -----------      -----------
             NET CASH (USED IN) FINANCING ACTIVITIES                   565,691          721,147
                                                                   -----------      -----------

             NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (286,140)      (1,592,079)


CASH AND CASH EQUIVALENTS
     Beginning                                                         525,356        1,687,044
                                                                   -----------      -----------
     Ending                                                        $   239,216      $    94,965
                                                                   ===========      ===========




                                   (Continued)

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                   ------------------------------------
                                                                                           1998                 1997
                                                                                   --------------------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
    INFORMATION
      Cash payments for interest                                                   $             70,091     $    18,298
                                                                                   ====================     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Subscriptions receivable for Series A preferred stock                        $               --       $ 1,250,000
                                                                                   ====================     ===========

      Purchase of net assets of Healthcare Software Solutions
           Assets acquired:
                In-process research and development                                                --           588,502
                Accounts receivable                                                                --            23,177
                Property & equipment, primarily computer equipment                                 --            92,637
                Intangible assets                                                                  --            70,384
           Liabilities assumed                                                                     --           (60,000)
                                                                                   --------------------     -----------
                                                                                                   --           714,700
           Issuance of common stock                                                                --          (664,700)
                                                                                   --------------------     -----------
           Cash payment                                                                            --            50,000
                                                                                   ====================     ===========


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

During the second quarter of 1998 the Company entered into an agreement to sell substantially all of its assets in exchange for cash and an assumption of certain liabilities. The sale is subject to PACE shareholder approval (see "Liquidity and Capital Resources"). Subject to this approval, the sale is expected to close in October 1998.

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

RESULTS OF OPERATIONS

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $404,948 and $905,363 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 55%. For the six months ended June 30, 1998 and 1997, the Company's net revenues were $706,620 and $1,546,947 respectively, representing a 54% decrease. Systems revenues for the quarter ended June 30, declined $567,586, or 76%, from $743,499 in 1997 to $175,913 in 1998. For the six months ended June 30, systems revenues declined $1,000,655, or 79%, from $1,265,888 in 1997 to $265,233 in 1998. These decreases were the result of delays in implementation of several 1997 contracts, combined with the impact from no new contracts during the current fiscal year (see "Liquidity and Capital Resources"). Included in systems revenues is revenue from software license fees, implementation fees and hardware sales. Customer support services revenues were $229,035 and $161,864 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 41%, and $441,387 and $281,059 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 57%. These changes were due to increased support service fees as a result of the new sites installed during 1997.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, third party software, commissions and royalties. Cost of systems revenues were $11,411 and $478,459 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 97%. Cost of systems revenues were $49,467 and $877,218 for the six months ended June 30, 1998 and 1997, respectively, representing a decrease of 94%. These decreases were a direct result of the decline in systems revenue and associated costs.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and customer support. Client services expenses were $237,256 and $348,335 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 32%. Client services expenses were $621,398 and $627,253 for the six months ended June 30, 1998 and 1997, representing a decrease of 1%. The decrease in the second quarter was a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources"). The Company expects these expenses will remain low, compared to prior periods, pending the closing of the sale of substantially all of its assets (see "Liquidity and Capital Resources").

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $320,726 and $482,590 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease 70%. Product development expenses $791,374 and $910,601 for the six months ended June 30, 1998 and 1997, respectively, representing a decrease 47%. The Company capitalized no expenses in the second quarter of 1998 as compared to $137,629 in the second quarter of 1997 and amortized approximately $50,000 in both periods. The Company capitalized $59,216 during the first six months of 1998 compared to $285,157 during the first six months of 1997. The Company amortized $100,788 and $76,096 during the six months ended June 30, 1998 and

1997, respectively. The decreases in product development expenses and capitalized costs were a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources"). The Company expects these expenses will remain low, compared to prior periods, pending the closing of the sale of substantially all of its assets (see "Liquidity and Capital Resources").

PURCHASED RESEARCH AND DEVELOPMENT. During the second quarter of 1997 the Company expensed in-process research and development costs in the amount of $588,502 related to an acquisition completed on May 30, 1997.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $106,353 and $353,189 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 70%. Sales and marketing expenses were $328,282 and $741,062 for the six months ended June 30, 1998 and 1997, respectively, representing a decrease of 56%. The decreases in sales and marketing expenses were a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources"). The Company expects these expenses will remain low, compared to prior periods, pending the closing of the sale of substantially all of its assets (see "Liquidity and Capital Resources").

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $322,457 and $335,562 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 4%. General and administrative expenses were $656,729 and $685,866 for the six months ended June 30, 1998 and 1997, respectively, representing a decrease of 4%. These expenses remained constant, in total, with a decline in general operating expenses offset by retention bonus's of $156,000 paid to employees on June 30, 1998. The Company expects these expenses should decrease in the future relative to a corporate downsizing that occurred in February 1998.

OTHER (EXPENSE) INCOME, NET: Other income, net is comprised primarily of interest income and expenses. Other income, net was ($7,841) and $28,563 for the three months ended June 30, 1998 and 1997, respectively and ($182,501) and $30,851 for the six months ended June 30, 1998 and 1997, respectively. These decreases were a result of decreased interest income caused by reduced cash balances and increased interest expense caused by additional borrowing on the line of credit. Included in 1998 is other expense relative to the amortization of unearned debt guarantee fees in the amount of $133,142.`

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

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

For the six month periods ended June 30, 1998 and 1997, the Company reflected net losses of $1,923,131 and $2,852,704 respectively, resulting in net cash used in operations for each of the periods of $780,743 and $1,844,798 respectively. Accounts payable, customer deposits, and accrued expenses decreased $341,948 to $1,390,891 at

June 30, 1998 from $1,651,839 at December 31, 1997. As of June 30, 1998 customer deposits, which include deposits and amounts billed and paid under contract terms, in excess of revenue recognition, totaled $1,053,128.

Accounts receivable decreased $1,136,639 to $238,846 at June 30, 1998 from $1,375,485 at December 31, 1997 due to increased collections on customer balances and significantly reduced billings in the period. The Company has established an allowance for doubtful accounts which management believes is adequate. Included in accounts receivable is accrued revenue which decreased $561,001 to $100,300 at June 30, 1998 from $661,301 at December 31, 1997. The accrued revenue receivable consists primarily of (a) revenue from site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee and (b) revenue from equipment delivered, but not yet billed. Under these site license agreements, license fees are due at specified dates or, if earlier, upon the installation and system set-up at each site.

Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was $71,088 and $468,428, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized computer software costs.

Net cash provided by financing activities for the six months ended June 30, 1998 and 1997 was $565,691 and $721,147, respectively. Net cash provided by financing activities during the six months ended June 30, 1998 was primarily related to proceeds from the sale of convertible participating preferred stock.

As of June 30, 1998, the Company had a cash balance of $239,216. The Company also has a $2,000,000 revolving line of credit with a financial institution that expires October 31, 1998. The line of credit is collateralized by substantially all assets of the Company and personal guarantees totaling $1,000,000 by two of the Company's shareholders. Interest is payable monthly at prime (8.5% at June 31, 1998). Outstanding borrowings totaled $2,000,000 at June 30, 1998.

While short-term working capital was obtained from existing investors during the last 12 months, the Company has been unable to secure long-term funding. The lack of sufficient long-term capital on the Company's balance sheet, representing financial stability to prospective customers, resulted in the delayed implementation of several signed contracts and the delayed completion of numerous pending contracts in which PACE had been named Vendor-of-Choice. As a result, certain operational and financial changes were implemented subsequent to year-end. To reduce overhead and minimize the Company's cash needs, the Company downsized its operations in February 1998. As a part of this downsizing, approximately 40 employees were terminated and various other cost-saving measures are under examination. The reductions were targeted at legacy non-graphical product areas, allowing the Company to continue directing resources into the development, sales and implementation of the Graphical PACE CMS products.

During the second quarter the Company signed an agreement with 3M Health Information Systems ("3M") to sell substantially all assets to 3M. Closing is subject to PACE shareholder approval, as well as completing certain other closing conditions, and is expected to close in October 1998. Preferred shareholders have already approved the sale and are expected to vote their common stock shares in favor of the transaction also. The purchase price of the transaction is estimated at approximately $6.1 million, including $4.75 million in cash, plus the assumption of most liabilities. The Company's line of credit balance is excluded from the assumption of liabilities and will be repaid from the proceeds of the sale. Net proceeds from the sale will be retained by the Company pending evaluation of a possible follow-on transaction with other parties. If no such transaction can be identified within six to twelve months management may elect to liquidate.

As indicated above, the Company's existing investors purchased $625,000 of convertible participating preferred stock during the first quarter of 1998. The Company believes that this capital, combined with operating cash flows, existing cash balances, and possibly additional capital from investors, will adequately fund operations until its pending sale is completed.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

   August 14, 1998                             /s/ ROGER D. HUSEMAN
----------------------     ----------------------------------------------------
        Dated                      Vice President of Finance and Administration
                                           and Chief Financial Officer