Form 10QSB
period 1998-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1998-11-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended:                          Commission File Number:
      September 30, 1998                                    0-27554
---------------------------------              ---------------------------------


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Iowa                                          42-1297992
---------------------------------              ---------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                              Number)


                               1025 Ashworth Road
                            West Des Moines, IA 50265
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 222-1717
              -----------------------------------------------------
                (Issuer's telephone number, including area code)


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

                                            Number of Shares Outstanding
              Class                               October 31, 1998
              -----                               ----------------
       Common Stock, no par                           5,321,784


Transitional Small Business Disclosure Format (Check one): YES ___  NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                               Page
                                                                           ----

        Condensed Balance Sheets                                              1
           September 30, 1998 and December 31, 1997

        Condensed Statements of Operations                                    2
           Three Months and Nine Months Ended September 30, 1998 and 1997

        Condensed Statements of Cash Flows                                  3-4
           Nine Months Ended September 30, 1998 and 1997

        Notes to Condensed Financial Statements                               5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                   6-11


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                    12

ITEM 2. CHANGES IN SECURITIES                                                12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12

ITEM 5. OTHER INFORMATION                                                    12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     12

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     SEPT. 30, 1998      DEC. 31, 1997
                                                     --------------      --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $      152,271      $      525,356
     Accounts receivable, net                               126,679           1,087,485
     Inventories, primarily computer equipment               74,113              70,157
     Prepaid expenses                                       162,078              28,417
                                                     --------------      --------------
                 TOTAL CURRENT ASSETS                       515,141           1,711,415
                                                     --------------      --------------

NON-CURRENT ACCOUNTS RECEIVABLE                                  --             288,000
                                                     --------------      --------------

FURNITURE AND EQUIPMENT, at cost, net of
     accumulated depreciation                               394,688             636,992
                                                     --------------      --------------

COMPUTER SOFTWARE DEVELOPMENT COSTS,
     net of accumulated amortization                      1,087,116           1,179,082
                                                     --------------      --------------

OTHER ASSETS, net                                            41,461              57,730
                                                     --------------      --------------
                                                     $    2,038,406      $    3,873,219
                                                     ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                   $    2,100,000      $    2,000,000
     Current maturities of long-term obligations             24,887              79,252
     Accounts payable, customer deposits and
         accrued expenses                                 1,122,787           1,651,839
                                                     --------------      --------------
                 TOTAL CURRENT LIABILITIES                3,247,674           3,731,091
                                                     --------------      --------------

LONG-TERM OBLIGATIONS, less current maturities               31,472              53,888
                                                     --------------      --------------

SHAREHOLDERS' EQUITY:
     Preferred stock                                      2,875,000           2,250,000
     Common stock                                        16,190,544          16,910,544
     Additional paid-in capital                             413,486             413,486
     Unearned debt guarantee fees                                --            (133,142)
     Accumulated deficit                                (21,439,770)        (19,352,648)
                                                     --------------      --------------
                                                         (1,240,740)             88,240
                                                     --------------      --------------
                                                     $    2,038,406      $    3,873,219
                                                     ==============      ==============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                 ------------------------------      ------------------------------
                                                     1998              1997              1998              1997
                                                 ------------      ------------      ------------      ------------
NET REVENUES
       Systems revenues                          $    205,100      $    825,880      $    470,333      $  2,091,768
       Customer support services                      198,585           187,800           639,972           468,859
                                                 ------------      ------------      ------------      ------------
                                                      403,685         1,013,680         1,110,305         2,560,627
                                                 ------------      ------------      ------------      ------------

COSTS AND EXPENSES
       Cost of systems revenues                           452           344,617            49,919         1,221,835
       Client services                                157,286           420,492           778,684         1,047,745
       Product development                            208,555           471,251           999,929         1,381,852
       Purchased research and development                  --                --                --           588,502
       Sales and marketing                             63,765           339,940           392,047         1,081,002
       General and administrative                     151,106           402,369           807,835         1,088,235
                                                 ------------      ------------      ------------      ------------
                                                      581,164         1,978,669         3,028,414         6,409,171
                                                 ------------      ------------      ------------      ------------

           LOSS FROM OPERATIONS                      (177,479)         (964,989)       (1,918,109)       (3,848,544)

OTHER INCOME (EXPENSE) NET                             13,488           (14,763)         (169,013)           16,088
                                                 ------------      ------------      ------------      ------------
           LOSS BEFORE INCOME TAXES                  (163,991)         (979,752)       (2,087,122)       (3,832,456)

PROVISION FOR INCOME TAXES                                 --                --                --                --
                                                 ------------      ------------      ------------      ------------
           NET LOSS                              $   (163,991)     $   (979,752)     $ (2,087,122)     $ (3,832,456)
                                                 ============      ============      ============      ============

LOSS PER COMMON AND COMMON EQUIVALENT SHARES     $      (0.04)     $      (0.18)     $      (0.43)     $      (0.73)
                                                 ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT  SHARES OUTSTANDING                   5,321,784         5,402,895         5,321,784         5,275,994
                                                 ============      ============      ============      ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                         ------------------------------
                                                                             1998               1997
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $ (2,087,122)     $ (3,832,456)
     Adjustments to reconcile net loss to net cash (used in)
         operating activities:
        Depreciation                                                          208,659           205,519
        Amortization                                                          300,593           130,111
        Purchased research and development                                         --           588,502
        Other                                                                      --            61,516
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable                          1,248,806           (26,167)
        (Increase) in other current assets                                   (137,617)         (175,405)
        Increase (decrease) in other current liabilities                     (508,326)          326,737
                                                                         ------------      ------------
                NET CASH (USED IN) OPERATING ACTIVITIES                      (975,007)       (2,721,643)
                                                                         ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for net assets of Healthcare Software Solutions                     --           (50,000)
     Capitalized computer software development costs                          (59,216)         (435,284)
     Purchase of furniture and equipment                                      (11,872)         (215,531)
                                                                         ------------      ------------
                NET CASH (USED IN) INVESTING ACTIVITIES                       (71,088)         (700,815)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                              100,000         1,930,000
     Proceeds from sale of Series A preferred stock                           625,000         1,492,059
     Proceeds from the sale of equipment                                       24,791                --
     Proceeds from sale of common stock                                            --             6,400
     Payments on notes payable and long term obligations                      (76,781)       (1,521,387)
                                                                         ------------      ------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                     673,010         1,907,072
                                                                         ------------      ------------

                NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (373,085)       (1,515,386)

CASH AND CASH EQUIVALENTS
     Beginning                                                                525,356         1,687,044
                                                                         ------------      ------------
     Ending                                                              $    152,271      $    171,658
                                                                         ============      ============



                                   (Continued)

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                         ------------------------------
                                                                             1998               1997
                                                                         ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
    INFORMATION
       Cash payments for interest                                        $     71,461      $     49,837
                                                                         ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
       Purchase of net assets of Healthcare Software Solutions
             Assets acquired:
                  In-process research and development                    $         --      $    588,502
                  Accounts receivable                                              --            23,177
                  Property & equipment, primarily computer equipment               --            92,637
                  Intangible assets                                                --            70,384
             Liabilities assumed                                                   --           (60,000)
                                                                         ------------      ------------
                                                                                   --           714,700
             Issuance of common stock                                              --          (664,700)
                                                                         ------------      ------------
             Cash paid                                                             --            50,000
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

NOTE 3. SUBSEQUENT EVENT - SALE OF ASSETS.

On October 7, 1998, Registrant completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M") pursuant to an Asset Purchase Agreement dated June 30, 1998, as amended, as described in Registrant's definitive proxy statement dated September 14, 1998. The transaction was approved by the holders of both the common stock and the preferred stock at a special meeting of shareholders held on October 7, 1998.

 The purchase price of the transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 will be held in escrow for nine months to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most the Company's employees and has assumed full support of the Company's customers (see "Management Discussion and Analysis or Plan of Operations").

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

During the second quarter of 1998 the Company entered into an agreement with Minnesota Mining and Manufacturing Company ("3M") to sell substantially all of its assets in exchange for cash and an assumption of certain liabilities. On October 7, 1998, Registrant completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, 3M pursuant to an Asset Purchase Agreement dated June 30, 1998, as amended, as described in Registrant's definitive proxy statement dated September 14, 1998. The transaction was approved by the holders of both the common stock and preferred stock at a special meeting of shareholders held on October 7, 1998.

The purchase price of the transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 will be held in escrow for nine months to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most the Company's employees and has assumed full support of the Company's customers.

Prior to the sale of assets, the Company derived substantially all of its revenues from the sale of PACE systems including (a) software license fees, (b) software implementation and installation services and (c) hardware sales. Revenue from software license fees was recognized upon delivery of the software, provided that collectibility was probable and the Company has no significant obligations remaining under the software licensing agreement. The estimated costs of any insignificant remaining obligations was accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization was accounted for over the length of the implementation period using the percentage-of-completion method of accounting. Revenue from implementation and installation services was accounted for separately from the software license fees and recognized when the services were performed. Revenue from hardware sales was recognized upon shipment or upon completion of significant staging and configuration obligations. Customer support services, which include system updates, were recognized over the period the services are performed.

Prior to the asset sale, the Company capitalized software development costs that relate primarily to either the development of new software or significant enhancements to existing software. Software costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which required capitalization of expenses following determination of technical feasibility and until the software was ready for general release. The capitalized costs were amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life of the software, usually three to seven years. At each balance sheet date, the unamortized capitalized costs of a computer software product were compared to the net realizable value of the product and the amount by which the unamortized capitalized costs exceed the net realizable value was written off. The net realizable value was the estimated future gross revenues from a product, reduced by the estimated future costs of completing and disposing of that product.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET REVENUES: Net revenues include systems revenues and customer support services. The Company's net revenues were $403,685 and $1,013,680 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 60%. For the nine months ended September 30, 1998 and 1997, the Company's net revenues were $1,110,305 and $2,560,627 respectively, representing a 57% decrease. Systems revenues for the quarter ended September 30, declined $620,780, or 75%, from $825,880 in 1997 to $205,100 in 1998. For the nine months ended September 30, systems revenues declined $1,621,435, or 78%, from $2,091,768 in 1997 to $470,333 in 1998. These decreases were the result of delays in implementation of several 1997 contracts, combined with the impact from no new contracts during the current fiscal year (see "Liquidity and Capital Resources"). Included in systems revenues is revenue from software license fees, implementation fees and hardware sales. Customer support services revenues were $198,585 and $187,800 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 6%, and $639,972 and $171,113 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 37%. These changes were due to increased support service fees as a result of the new sites installed during 1997.

COST OF SYSTEMS REVENUES: Cost of systems revenues includes hardware purchases, third party software, commissions and royalties. Cost of systems revenues were $452 and $344,617 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 99%. Cost of systems revenues were $49,919 and $1,221,835 for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 96%. These decreases were a direct result of the decline in systems revenue and associated costs.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and customer support. Client services expenses were $157,286 and $420,492 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 63%. Client services expenses were $778,684 and $1,047,745 for the nine months ended September 30, 1998 and 1997, representing a decrease of 26%. The decrease in the third quarter was a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources").

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $208,555 and $471,251 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 56%. Product development expenses were $999,929 and $1,381,852 for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 28%. The Company capitalized no expenses in the third quarter of 1998 as compared to $150,127 in the third quarter of 1997 and amortized approximately $55,000 in both periods. The Company capitalized $59,216 during the first nine months of 1998 compared to $435,284 during the first nine months of 1997. The Company amortized $300,593 and $130,111 during the nine months ended September 30, 1998 and 1997, respectively. Except as noted above, other decreases in product development expenses and capitalized costs were a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources").

PURCHASED RESEARCH AND DEVELOPMENT. During the second quarter of 1997 the Company expensed in-process research and development costs in the amount of $588,502 related to an acquisition completed on May 30, 1997.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $63,765 and $339,940 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 81%. Sales and marketing expenses were $392,047 and $1,081,002 for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 64%. The decreases in sales and marketing expenses were a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources").

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $151,106 and $402,369 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 62%. General and administrative expenses were $807,835 and $1,088,235 for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 26%. The decreases in expenses were a result of the corporate downsizing that occurred in February 1998 (see "Liquidity and Capital Resources"). Included in 1998 year-to-date are expenses related to retention bonuses of $156,000 paid to employees on June 30, 1998.

The Company expects all expenses should decrease in the future relative to the Company's sale of assets in October, resulting in only two remaining employees and minimal operational expenses.

OTHER (EXPENSE) INCOME, NET: Other (expense) income, net is comprised primarily of interest income and expenses. Other income, net was $13,488 and ($14,763) for the three months ended September 30, 1998 and 1997, respectively and ($169,013) and $16,088 for the nine months ended September 30, 1998 and 1997, respectively. For the periods presented interest income decreased as a result of reduced cash balances and interest expense increased due to additional borrowing on the lines of credit. Included in the 1998 third quarter and year-to-date is other income of $51,000 for a state R&D tax credit received during the quarter. Included in 1998 year-to-date is other expense related to the amortization of unearned debt guarantee fees in the amount of $133,142.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

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

For the nine month periods ended September 30, 1998 and 1997, the Company reflected net losses of $2,087,122 and $3,832,456 respectively, resulting in net cash used in operations for each of the periods of $975,007 and $2,721,643, respectively. Accounts payable, customer deposits, and accrued expenses decreased $529,052 to $1,122,787 at September 30, 1998 from $1,651,839 at
December 31, 1997. As of September 30, 1998 customer deposits, which include deposits and amounts billed and paid under contract terms, in excess of revenue recognition, totaled $861,160.

Accounts receivable decreased $1,248,806 to $126,679 at September 30, 1998 from $1,375,485 at December 31, 1997 due to increased collections on customer balances and significantly reduced billings in the period. The Company has established an allowance for doubtful accounts which management believes is adequate. Included in accounts receivable is accrued revenue which decreased $607,601 to $53,700 at September 30, 1998 from $661,301 at December 31, 1997.
The accrued revenue receivable consists primarily of (a) revenue from site license agreements for which the Company has delivered and installed the first of multiple copies of a software product to be installed at various customer sites in exchange for a fixed fee and (b) revenue from equipment delivered, but not yet billed. Under these site license agreements, license fees are due at specified dates or, if earlier, upon the installation and system set-up at each site.

Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $71,088 and $700,815, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized computer software costs.

Net cash provided by financing activities for the nine months ended September 30, 1998 and 1997 was $673,010 and $1,907,072, respectively. Net cash provided by financing activities during the nine months ended September 30, 1998 was primarily related to proceeds from the sale of convertible participating preferred stock.

As of September 30, 1998, the Company had a cash balance of $152,271. The Company also had a $2,000,000 revolving line of credit with a financial institution and a $200,000 line of credit with one of the Company's shareholders. The lines of credit were collateralized by substantially all assets of the Company and personal guarantees totaling $1,000,000 by two of the Company's shareholders. Interest was payable monthly. Outstanding borrowings totaled $2,100,000 at September 30, 1998. The outstanding balances were paid in full on October 8, 1998.

While short-term working capital was obtained from existing investors during the last 12 months, the Company has been unable to secure long-term funding. The lack of sufficient long-term capital on the Company's balance sheet, representing financial stability to prospective customers, resulted in the delayed implementation of several signed contracts and the delayed completion of numerous pending contracts in which the Company had been named Vendor-of-Choice. As a result, certain operational and financial changes were implemented subsequent to year-end. To reduce overhead and minimize the Company's cash needs, the Company downsized its operations in February 1998. As a part of this downsizing, approximately 40 employees were terminated.

During the second quarter the Company signed an agreement with 3M Health Information Systems ("3M") to sell substantially all of the its assets to 3M. On October 7, 1998, Registrant completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, 3M pursuant to an Asset Purchase Agreement dated June 30, 1998, as amended, as described in Registrant's definitive proxy statement dated September 14, 1998. The transaction was approved by the holders of both the common stock and the preferred stock at a special meeting of shareholders held on October 7, 1998.

The purchase price of the transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 will be held in escrow for nine months to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the

Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. The sale resulted in a gain on sale in excess of $3.0 million in the fourth quarter. 3M offered positions to most PACE employees and has assumed full support of the Company's customers. Post closing the Company will have minimal operating expenses and only two employees. The Company's post closing Balance Sheet reflects cash, including the escrow balance, in excess of $2.0 million with minimal debt.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. It is the intention of the Company to seek a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interest of the Company's shareholders. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        N/A

ITEM 2. CHANGES IN SECURITIES
        N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of the shareholders of PACE Health Management Systems, Inc. was held at he office of the Company, 1025 Ashworth Road, City of West Des Moines, Iowa on October 7, 1998.

      At the meeting shareholders approved to an Asset Purchase Agreement, dated June 30, 1998 (the "Asset Purchase Agreement") by and between the Company and Minnesota Mining and Manufacturing Company ("3M"), described under "Management Discussion and Analysis or Plan of Operations - General." The vote was as follows:

                                    FOR              AGAINST         ABSTENTIONS
          Common Stock       8,428,277 - 76.1%    10,500 - 0.1%     4,000 - 0.0%
         Preferred Stock     2,875,000 - 100%          -0-               -0-

ITEM 5. OTHER INFORMATION.
        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits
              Exhibit 27 Financial Data Schedule

        (b) Reports on Form 8-K
              Reports on Form 8-K were filed on October 16, 1998 and September 9, 1998.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

  November 13, 1998                             /s/ ROGER D. HUSEMAN
---------------------               --------------------------------------------
       Dated                        Vice President of Finance and Administration
                                             and Chief Financial Officer