Form 10KSB40
period 1998-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1999-03-31
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   X             Annual report under Section 13 or 15(d) of the
---------        Securities Exchange Act of 1934 for the year
                 ended December 31, 1998

                 Transition report under section 13 or 15(d) of the
---------        Securities Act of 1934 for the transition period
                 from _____ to _____.

                         Commission File Number: 0-27554


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
           (Name of small business issuer as specified in its charter)

              Iowa                                     42-1297992
----------------------------------       -----------------------------------
  (State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)

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

                              Common Stock, no par
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90
days.  YES  X    NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for its most recent fiscal year: $1,151,415

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 4, 1999 as reported by Reuters, Ltd., was approximately $93,426. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of Shares Outstanding
            Class                          March 19, 1999
     Common Stock, no par                     5,321,784



Transitional Small Business Disclosure Format (Check one):  YES         NO  X
                                                               -----      -----

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         1998 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I.
                                                                            Page
                                                                            ----
ITEM 1.            Description of Business                                    1

ITEM 2.            Description of Property                                    3

ITEM 3.            Legal Proceedings.                                         3

ITEM 4.            Submission of Matters to a Vote of
                    Security Holders                                          3

                                    PART II.

ITEM 5.            Market for Common Equity and Related
                    Shareholder Matters                                       4

ITEM 6.            Management's Discussion and Analysis or
                    Plan of Operation                                         5

ITEM 7.            Financial Statements                                      11

ITEM 8.            Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure                   28

                                    PART III.

ITEM 9.            Directors, Executive Officers, Promoters and
                    Control Person, Compliance With
                    Section 16(a) of the Exchange Act                        28

ITEM 10.           Executive Compensation                                    29

ITEM 11.           Security Ownership of Certain Beneficial
                    Owners and Management                                    32

ITEM 12.           Certain Relationships and Related Transactions            34

ITEM 13.           Exhibits and Reports on Form 8-K                          35

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Prior to October 1998, PACE developed and marketed advanced patient care management software systems that enabled healthcare providers to standardize the delivery of care, maximize resource utilization and improve clinical outcomes. The Company's enterprise-wide, client/server applications automated charting, clinical workflow processes and clinical pathways. The Company's core system, PACE CMS, was a modular suite of advanced software applications that provided hospitals, physicians' offices, and integrated delivery systems a comprehensive system for interdisciplinary documentation, nursing care planning, clinical pathway management and enterprise-wide order management, all at the point of care.

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M") ("the Transaction"). The sale was made pursuant to an Asset Purchase Agreement dated June 30, 1998, as amended, as described in Company's definitive proxy statement dated September 14, 1998. The Transaction was approved by the holders of both the common stock and the preferred stock at a special meeting of shareholders held on October 7, 1998.

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 was originally placed in escrow to be held until July 1999 to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most of the Company's employees and has assumed full support of the Company's customers. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only one part-time employee. The Company's December 31, 1998 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2.0 million and minimal debt.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

THE COMPANY

PACE was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing management system built around an artificial intelligence-based "Clinical Library." To that foundation, PACE added point-of-care software applications in the early 1990's and introduced PACE Clinical Information System ("PACE/CIS"). During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS; however, it was from these core modules that PACE CMS complete care management system evolved. During 1996, PACE CMS, the system from which the Company derived substantially all of its revenues, was further enhanced through the first release of a graphical user interface (GUI) utilizing an object-oriented open three-tier, client/server architecture ("Graphical PACE CMS"). The Company's open-systems architecture and object orientation allowed PACE CMS to be integrated with a healthcare provider's existing information systems, including financial management, admissions, pharmacy, laboratory, and other ancillary systems. Graphical PACE CMS had the user friendliness of Windows with significantly enhanced clinical functionality.

In the second quarter of 1997, the Company expanded its product line into the ambulatory market when it purchased substantially all of the assets of Healthcare Software Solutions, L.C. (HSS), an affiliate of Wellmark, Inc. (formerly IASD Health Services Corporation). The MR2000 product integrated traditional paper charting activities into a system that improved practice efficiency and quality of care.

As of December 31, 1997, PACE had 74 customers under contract and had completed installation of the Graphical PACE CMS in six facilities. During 1997, the Company signed new contracts valued at over $4,000,000; however, the lack of substantial capital on the balance sheet seriously impacted end of year operations. To reduce overhead, minimize negative cash flow, and try to attract capital or secure strategic partners for operational growth, the Company determined it necessary to terminate approximately 40 employees on February 18, 1998. These reductions were primarily targeted at legacy non-graphical product cost centers, allowing the Company to continue directing resources into the Graphical PACE CMS development and sales efforts and remain focused on current implementation agreements.

In June 1998 the Company entered into the Asset Purchase Agreement with 3M whereby the Company sold substantially all of its assets for cash and an assumption of substantially all liabilities, except the Company's lines of credit. The Transaction closed on October 7, 1998. See "The Company -- General."

EMPLOYEES

As of December 31, 1998, the Company employed 2 full-time personnel -- Mark J. Emkjer, President and CEO, and Roger D. Huseman, Chief Financial Officer. Effective January 1, 1999 Mr. Emkjer resigned from his position, and effective March 1, 1999 Mr. Huseman became a part-time employee of the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Prior to the Transaction, the Company leased office space in West Des Moines, Iowa, Huntersville, North Carolina and Charlotte, North Carolina. The Charlotte, North Carolina lease was terminated prior to closing the Transaction. As part of the Transaction, 3M assumed the West Des Moines and Huntersville leases. Pursuant to the Asset Purchase Agreement, 3M agreed to provide the Company with office space in West Des Moines and Huntersville until the earlier of termination of such office leases by 3M or six months after the closing date. The Company discontinued use of the Huntersville space on January 1, 1999 and will discontinue use of the West Des Moines space during March 1999. From that date, the Company will not have any office facilities.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of the shareholders of PACE Health Management Systems, Inc. was held on October 7, 1998.

At the meeting shareholders approved the Asset Purchase Agreement, dated June 30, 1998, as amended, by and between the Company and 3M. The vote was as follows:

                              FOR               AGAINST          ABSTENTIONS
     Common Stock      8,428,277 - 76.1%     10,500 - 0.1%      4,000 - 0.0%
    Preferred Stock    2,875,000 - 100%          -0-                -0-

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Beginning May 19, 1998, PACE Common Stock has been quoted on the OTC Bulletin Board under the symbol "PCES." From the Company's initial public offering on April 27, 1995 through May 18, 1998, the Company's Common Stock was traded on The Nasdaq SmallCap Market. The following table sets forth the range of high and low bid prices as reported by The Nasdaq SmallCap Market from April 27, 1995 through May 18, 1998, and thereafter sets forth the high and low bid prices as reported by Reuters, Ltd. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

         Quarter ended                High                      Low
       --------------------------------------------------------------------
         6/30/95                      5 3/8                     4 7/8
         9/30/95                      5 1/2                     4 7/8
         12/31/95                     5 3/8                     2 1/2
         3/31/96                      6                         2 3/4
         6/30/96                      9 5/8                     5 1/4
         9/30/96                      7 1/2                     3 1/8
         12/31/96                     4 7/8                     3
         3/31/97                      3 5/8                     2
         6/30/97                      4                         1 7/8
         9/30/97                      3                         1 1/4
         12/31/97                     1 7/8                     5/16
         3/31/98                      23/32                     1/4
         4/1 to 5/18/98               5/16                      1/8
         5/19 to 6/30/98              5/16                      1/8
         9/30/98                      0.10                      0.55
         12/31/98                     0.65                      0.01

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.175 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 4, 1999, there were 76 shareholders of record and approximately 1,000 beneficial shareholders of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

PACE was organized in 1987 as a computer systems consulting firm. In 1989, the Company began to develop and market a nursing management system built around an artificial intelligence-based "Clinical Library." To that foundation, PACE added point-of-care software applications in the early 1990's and introduced PACE Clinical Information System ("PACE/CIS"). During fourth quarter of 1995, the Company discontinued the marketing and sale of PACE/CIS; however, it was from these core modules that PACE CMS complete care management system evolved. During 1996, PACE CMS, the system from which the Company derived substantially all of its revenues, was further enhanced through the first release of a graphical user interface (GUI) utilizing an object-oriented open three-tier, client/server architecture ("Graphical PACE CMS"). The Company's open-systems architecture and object orientation allowed PACE CMS to be integrated with a healthcare provider's existing information systems, including financial management, admissions, pharmacy, laboratory, and other ancillary systems. Graphical PACE CMS had the user friendliness of Windows with significantly enhanced clinical functionality.

In the second quarter of 1997, the Company expanded its product line into the ambulatory market when it purchased substantially all of the assets of Healthcare Software Solutions, L.C. (HSS), an affiliate of Wellmark, Inc. (formerly IASD Health Services Corporation). The MR2000 product integrated traditional paper charting activities into a system that improved practice efficiency and quality of care.

As of December 31, 1997, PACE had 74 customers under contract and had completed installation of the Graphical PACE CMS in six facilities. During 1997, the Company signed new contracts valued at over $4,000,000; however, the lack of substantial capital on the balance sheet seriously impacted end of year operations. To reduce overhead, minimize negative cash flow, and try to attract capital or secure strategic partners for operational growth, the Company determined it necessary to terminate approximately 40 employees on February 18, 1998. These reductions were primarily targeted at legacy non-graphical product cost centers, allowing the Company to continue directing resources into the Graphical PACE CMS development and sales efforts and remain focused on current implementation agreements.

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, 3M. The sale was made pursuant to an Asset Purchase Agreement dated June 30, 1998, as amended, as described in Company's definitive proxy statement dated September 14, 1998. The Transaction was approved by the holders of both the common stock and the preferred stock at a special meeting of shareholders held on October 7, 1998.

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 was originally placed in escrow to be held for nine months to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most of the Company's employees and has assumed full support of the Company's customers. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

Following the sale (beginning October 7, 1998) the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only one part-time employee. The Company's December 31, 1998 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2.0 million and minimal debt.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

Prior to the sale of assets to 3M, the Company derived substantially all of its revenues from the sale of PACE systems including (a) software license fees, (b) software implementation and installation services and (c) hardware sales. Revenue from software license fees was recognized upon delivery of the software, provided that collectibility was probable and the Company has no significant obligations remaining under the software licensing agreement. The estimated costs of any insignificant remaining obligations was accrued and charged to costs and expenses at the time of revenue recognition. Revenue from software license fee agreements that require significant customization was accounted for over the length of the implementation period using the percentage-of-completion method of accounting. Revenue from implementation and installation services was accounted for separately from the software license fees and recognized when the services were performed. Revenue from hardware sales was recognized upon shipment or upon completion of significant staging and configuration obligations. Customer support services, which include system updates, were recognized over the period the services are performed.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUES: Net revenues include systems revenues (composed of software license fees, hardware sales and implementation fees) and customer support services. The Company's net revenues were $1,151,415 and $2,958,160 in 1998 and 1997, respectively, representing a decrease of 61%. Revenues from software license fees decreased 59% to $206,998 in 1998 compared to $501,171 in 1997. Revenues from hardware sales decreased 98% to $24,505 in 1998 compared to $1,363,112 in 1997. Revenues from implementation services decreased 46% to $238,830 in 1998 compared to $444,359 in 1997. Systems revenues decreased throughout the year as implementation of older contracts were completed and no new implementations were initiated. Revenues for 1997 were mainly attributable to software licensing fees, hardware sales and implementation services on 2 new customers initiated in the first quarter of 1997. These two contracts accounted for 41% of net revenues in 1997. Customer support services revenues were $681,082 and $649,518 in 1998 and 1997, respectively, representing an increase of 5% as the Company's installed client base stayed fairly constant.

COST OF SYSTEMS REVENUES: Costs of systems revenues include hardware purchases, commissions, and royalties payable to third parties. The Company's cost of systems revenues was $50,169 and $1,415,262 in 1998 and 1997, respectively, representing a decrease of 97%, primarily as a result of reduced costs associated with the decreased hardware sales.

CLIENT SERVICES: Client services expenses include salaries and expenses related to implementation, installation and support. Client services expenses were $812,243 and $1,469,993 in 1998 and 1997, respectively, representing a decrease of 45%. This decrease was attributable to the corporate downsizing in February 1998, followed by the asset sale in October when all remaining client service employees were terminated.

PRODUCT DEVELOPMENT: Product development expenses include salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Product development expenses were $1,030,853 and $1,922,776 in 1998 and 1997 respectively, representing a decrease of 59%. This decrease was attributable to the corporate downsizing in February 1998, followed by the asset sale in October when all remaining technical services employees were terminated. The Company capitalized $59,216 and $589,941 of product development costs and amortized $167,451 and $215,365 in 1998 and 1997, respectively.

PURCHASED RESEARCH AND DEVELOPMENT: As a result of the HSS acquisition on May 30, 1997, the Company expensed in-process research and development in the amount of $588,502.

SALES AND MARKETING: Sales and marketing expenses include salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Sales and marketing expenses were $411,960 and $1,375,999 in 1998 and 1997, respectively, representing a decrease of 81%. This decrease was attributable to the corporate downsizing in February 1998, followed by the asset sale in October when all remaining sales and marketing personnel were terminated.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $1,113,321 and $1,694,337 in 1998 and 1997, respectively, representing a decrease of 40%. This decrease was attributable to the corporate downsizing in February 1998, followed by the asset sale in October when all but two remaining administrative personnel were terminated. Included in the 1998 expense is $260,000 of compensation expense recognized from a 1996 stock option grant, as compared to $96,750 in 1997. Also included in 1998 expense are $495,675 of retention bonuses paid to employees on June 30 and in October to incentivize employees to remain with the Company through closing of the Transaction and a payment of $187,198 to the Company's former Chief Executive Officer under his employment agreement upon completion of the Transaction.

OTHER INCOME (EXPENSE) NET: Other income (expense), net is comprised primarily of interest income, interest expense and income from the gain on sale of assets. Interest income and interest expense reflect minimal change from 1997 to 1998, as debt and cash balances remained constant until after the asset sale to 3M in October 1998.

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

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $1,694,337 and $1,790,130 in 1997 and 1996, respectively, representing a decrease of 5%.

OTHER INCOME (EXPENSE), NET: Other income (expense) net is comprised primarily of interest income and expenses: Other income (expense) net was ($169,506) and $97,810 in 1997 and 1996, representing a decrease of $267,316. This decrease was a result of decreased interest income caused by reduced cash balances and increased interest expense caused by additional borrowing on the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1987 through 1994, the Company's primary source of funding for working capital needs, capital expenditures and its operating losses was from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering by selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share providing net proceeds of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold 2,250,000 shares of convertible preferred stock at $1.00 per share representing total proceeds of $2,250,000. In the first quarter of 1998, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000. Each share of preferred stock is convertible into 2 shares of common stock.

For 1998 the Company reflected net income of $951,670, as a result of the $3,374,354 gain on sale of assets to 3M, and cash used in operations of $948,197. Net of this gain on sale the Company's net loss would have been $2,422,684. For the two years ended December 31, 1997 and 1996 the Company reflected net losses of $5,678,215 and $4,780,191, respectively, resulting in net cash used in operations for each of the years of $3,821,955 and $2,969,718, respectively. For each of the years presented, the Company incurred depreciation and amortization expenses totaling $509,252, $658,342 and $423,103, respectively.

Customer deposits, accounts payable and accrued liabilities decreased $1,639,743 to $12,096 at December 31, 1998 from $1,651,839 at December 31, 1997. Of this decrease, $513,390 was attributable to the reduction in operations during the year and $1,126,353 of liabilities were assumed by 3M following the asset sale in October 1998. Accounts receivable decreased $1,372,687 to $2,798 at December 31, 1998 from $1,375,485 at December 31, 1997. Of this decrease $1,201,159 was attributable to the reduction in operations during the year and the balance of approximately $163,000 was sold to 3M in the asset sale.

Net cash used in investing activities for the three years ended December 31, 1998, 1997, and 1996 was $71,088, $949,733, and $853,898, respectively. Cash used in investing activities was primarily for the purchase of computer and office equipment and capitalized software costs.

Net cash provided by financing activities for the three years ended December 31, 1998, 1997, and 1996 was $2,531,913, $3,610,000, and $2,679,002, respectively.
Net cash provided by financing activities during 1998 was primarily related to net proceeds of $4,015,262 from the sale of assets to 3M. During 1997 and 1996 net cash provided by financing activities was primarily related to proceeds from the sale of common and convertible preferred stock. For the twelve months ended December 31, 1997, the Company also received net cash of $1,500,000 from the Company's line of credit.

As of December 31, 1998, the Company had total liabilities of only $12,096 and a cash balance of $2,037,984, of which $725,000 is held in escrow until July 1999 to secure the Company's indemnification obligations under the asset sale to 3M. As of March 1, 1999 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only one part-time employee.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

YEAR 2000 CONVERSION

As of December 31, 1998 the Company has no operations and as such management believes that the year 2000 conversion should have no adverse effect on the Company.

ITEM 7.  FINANCIAL STATEMENTS


                                    CONTENTS



--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 12
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
       Balance sheets                                                        13
       Statements of operations                                              14
       Statements of shareholders' equity                                    15
       Statements of cash flows                                              16
       Notes to financial statements                                         18

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
West Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP
Des Moines, Iowa
January 28, 1999

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                                             1998                 1997
--------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 5)                                     $        1,312,984   $          525,356
   Restricted escrow account (Note 11)                                               725,000                    -
   Accounts receivable (Notes 6 and 9)                                                 2,798            1,087,485
   Inventories, primarily computer equipment                                               -               70,157
   Prepaid expenses                                                                   29,366               28,417
                                                                          ------------------------------------------
             TOTAL CURRENT ASSETS                                                  2,070,148            1,711,415
                                                                          ------------------------------------------

NON-CURRENT ACCOUNTS RECEIVABLE (Notes 6 and 9)                                            -              288,000
                                                                          ------------------------------------------

FURNITURE AND EQUIPMENT,  net of accumulated
   depreciation in 1997 of $492,777                                                        -              636,992
                                                                          ------------------------------------------

COMPUTER SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization in 1997 of $321,084                                            -            1,179,082
                                                                          ------------------------------------------

OTHER ASSETS, net                                                                          -               57,730
                                                                          ------------------------------------------
                                                                          $        2,070,148   $        3,873,219
                                                                          ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, bank                                                    $                -   $        2,000,000
   Current maturities of long-term obligations                                             -               79,252
   Accounts payable                                                                    2,096              386,565
   Accrued expenses                                                                   10,000              300,534
   Customer deposits                                                                       -              964,740
                                                                          ------------------------------------------
             TOTAL CURRENT LIABILITIES                                                12,096            3,731,091
                                                                          ------------------------------------------

LONG-TERM OBLIGATIONS, less current maturities                                             -               53,888
                                                                          ------------------------------------------

SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value, authorized 1,000,000 shares;
       issued none                                                                         -                    -
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
       1998 2,875,000 shares; 1997 2,250,000 shares                                2,875,000            2,250,000
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 1998 and 1997 5,321,784 shares;                     16,910,544           16,910,544
   Additional paid-in capital                                                        673,486              413,486
   Accumulated deficit                                                           (18,400,978)         (19,352,648)
   Unearned debt guarantee fees                                                            -             (133,142)
                                                                          ------------------------------------------
                                                                                   2,058,052               88,240
                                                                          ------------------------------------------
                                                                          $        2,070,148   $        3,873,219
                                                                          ==========================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               1998                1997                 1996
--------------------------------------------------------------------------------------------------------------------
Net revenues:  (Note 9)
   Systems revenues                                   $         470,333   $        2,308,642   $        2,619,413
   Customer support services                                    681,082              649,518              420,987
                                                      --------------------------------------------------------------
                                                              1,151,415            2,958,160            3,040,400
                                                      --------------------------------------------------------------

Costs and expenses:
   Cost of systems revenues                                      50,169            1,415,262              853,777
   Client services                                              812,243            1,469,993              890,287
   Product development (Note 7)                               1,030,853            1,922,776            1,748,645
   Write-off of capitalized software                                  -                    -            1,270,835
   Purchased research and development                                 -              588,502                    -
   Sales and marketing                                          411,960            1,375,999            1,364,727
   General and administrative                                 1,113,321            1,694,337            1,790,130
                                                      --------------------------------------------------------------
                                                              3,418,546            8,466,869            7,918,401
                                                      --------------------------------------------------------------
          LOSS FROM OPERATIONS                               (2,267,131)          (5,508,709)          (4,878,001)
                                                      --------------------------------------------------------------

Other income (expense):
   Interest income                                               24,711               13,796               67,290
   Interest expense                                            (269,050)            (227,567)              (5,222)
   Gain on asset sale (Note 11)                               3,374,354                    -                    -
   Other                                                         88,786               44,265               35,742
                                                      --------------------------------------------------------------
                                                              3,218,801             (169,506)              97,810
                                                      --------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES                     951,670           (5,678,215)          (4,780,191)

Provision for income taxes (Note 4)                                   -                    -                    -
                                                      --------------------------------------------------------------
          NET INCOME (LOSS)                           $         951,670   $       (5,678,215)  $       (4,780,191)
                                                      ==============================================================

Earnings (loss) per share (Note 3)
   Basic                                              $            0.13   $            (1.06)  $            (1.06)
                                                      ==============================================================
   Fully diluted                                      $             .09   $            (1.06)  $            (1.06)
                                                      ==============================================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                                   Unearned
                                                                     Additional                      Debt
                                         Preferred      Common        Paid-In      Accumulated     Guarantee
                                           Stock         Stock        Capital        Deficit          Fees          Total
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995             $         -   $  13,300,481  $        -   $   (8,894,242)  $        -   $   4,406,239
  Exercise of 37,985 stock options
    (Note 2)                                     -         140,117           -                -            -         140,117
  Issuance of 900,000 shares of
    common stock                                 -       2,800,846           -                -            -       2,800,846
  Compensation expense recognized
    upon grant of stock options
    (Note 2)                                     -               -     116,000                -            -         116,000
  Net loss                                       -               -           -       (4,780,191)           -      (4,780,191)
                                       --------------------------------------------------------------------------------------
Balance, December 31, 1996                       -      16,241,444     116,000      (13,674,433)           -       2,683,011
  Exercise of 1,600 stock options
    (Note 2)                                     -           4,400           -                -            -           4,400
  Issuance of 230,000 shares of
    common stock (Note 8)                        -         664,700           -                -            -         664,700
  Compensation expense recognized
    upon grant of stock options
    (Note 2)                                     -               -      96,750                -            -          96,750
  Unearned debt guarantee fees
    recognized upon grant of stock
    warrants                                     -               -     283,142                -     (283,142)              -
  Issuance of 2,250,000 shares of
    Series A convertible
    participating preferred stock        2,250,000               -           -                -            -       2,250,000
  Offering costs associated with the
    issuance of Series A preferred
    stock                                        -               -     (82,406)               -            -         (82,406)
  Net loss                                       -               -           -       (5,678,215)           -      (5,678,215)
  Amortization of unearned debt
    guarantee fees (Note 2)                      -               -           -                -      150,000         150,000
                                       --------------------------------------------------------------------------------------
Balance, December 31, 1997               2,250,000      16,910,544     413,486      (19,352,648)    (133,142)         88,240
  Issuance of 625,000 shares of
    Series A preferred stock               625,000               -           -                -            -         625,000
  Amortization of unearned debt
    guarantee fees (Note 2)                      -               -           -                -      133,142         133,142
  Compensation expense recognized
    upon grant of stock options
    (Note 2)                                     -               -     260,000                -            -         260,000
  Net income                                     -               -           -          951,670            -         951,670
                                       --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998             $ 2,875,000   $  16,910,544  $  673,486   $  (18,400,978)  $        -   $   2,058,052
                                       ======================================================================================


See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       1998              1997               1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                              $      951,670   $  (5,678,215)      $  (4,780,191)
   Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
       Depreciation                                                      208,659         292,977             209,838
       Amortization                                                      300,593         365,365             213,175
       Purchased research and development                                      -         588,502                   -
       Write-off of capitalized software                                       -               -           1,270,835
       Compensation expense recognized upon grant
         of stock options                                                260,000          96,750             116,000
       Gain on sale of assets to 3M (Note 11)                         (3,374,354)
       Other                                                                   -          49,822              26,807
   Change in assets and liabilities:
       (Increase) decrease in accounts receivable                      1,209,259         (39,482)           (699,240)
       Increase (decrease) in accounts payable
          And accrued expenses                                          (390,849)       (240,435)            485,493
       Increase (decrease) in customer deposits                         (101,815)        679,115             223,752
       Increase (decrease) in other                                      (11,360)         63,646             (36,187)
                                                                  --------------------------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                       (948,197)     (3,821,955)         (2,969,718)
                                                                  --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for net assets of Healthcare
       Software Solutions                                                      -         (50,000)                  -
   Capitalized computer software development costs                       (59,216)       (589,941)           (495,399)
   Purchase of furniture and equipment                                   (11,872)       (309,792)           (358,499)
                                                                  --------------------------------------------------
          NET CASH (USED IN) INVESTING ACTIVITIES                        (71,088)       (949,733)           (853,898)
                                                                  --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for expenses of issuing capital stock                              -         (82,406)           (124,154)
   Proceeds from exercise of stock options                                     -           4,400             140,117
   Proceeds from notes payable                                           100,000       2,980,000             950,000
   Proceeds from sale of preferred stock                                 625,000       2,250,000                   -
   Proceeds from the sale of assets                                       24,791               -                   -
   Net Proceeds from sale to 3M (Note 11)                              3,290,262               -                   -
   Proceeds from sale of common stock                                          -               -           2,925,000
   Payments on long-term obligations and
       notes payable                                                  (2,233,140)     (1,541,994)         (1,211,961)
                                                                  --------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,806,913       3,610,000           2,679,002
                                                                  --------------------------------------------------
          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                 787,628      (1,161,688)         (1,144,614)

CASH AND CASH EQUIVALENTS
   Beginning                                                             525,356       1,687,044           2,831,658
                                                                  --------------------------------------------------
   Ending                                                         $    1,312,984      $  525,356       $   1,687,044
                                                                  ==================================================

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            1998              1997              1996
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION
   Cash payments for interest                                       $       283,571    $       77,567    $         5,221


 SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
   Purchase of inventory on account                                               -            40,000                  -
   Purchase of net assets of Healthcare Software Solutions
     Assets acquired (Note 10):
        In-process research and development                                       -           588,502                  -
        Accounts receivable                                                       -            23,177                  -
        Furniture and equipment, primarily computer
           Equipment                                                              -            92,637                  -
        Intangible assets                                                         -            70,384                  -
     Liabilities assumed                                                          -           (60,000)                 -
                                                                    ----------------------------------------------------
                                                                                  -           714,700                  -
      Issuance of common stock                                                    -          (664,700)                 -
                                                                    ----------------------------------------------------
     Cash paid                                                      $             -    $       50,000    $             -
                                                                    ====================================================

    Gross cash received                                             $     4,025,000    $            -    $             -
    Expenses of sale                                                       (734,738)                -                  -
                                                                    ----------------------------------------------------
          PROCEEDS FROM SALE TO 3M (NOTE 11)                              3,290,262                 -                  -
    Liabilities assumed
      Deferred revenue                                                      862,925                 -                  -
      Accrued liabilities                                                   104,117                 -                  -
      Accounts payable                                                      159,311                 -                  -
    Restricted escrow on sale                                               725,000                 -                  -
    Assets sold
      Furniture, equipment and computer software
        development costs                                                (1,523,265)                -                  -
      Inventory                                                             (74,113)                -                  -
      Accounts receivable                                                  (163,428)                -                  -
      Other assets                                                           (6,455)                -                  -
                                                                    ----------------------------------------------------
          GAIN ON SALE OF ASSETS TO 3M                              $     3,374,354   $             -   $              -
                                                                    ====================================================

 See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Prior to the sale of the majority of its assets, the Company was in the business of developing, marketing and supporting advanced clinical software that automates the recording, storage and management of patient care information. The software provided complete care management solutions to physicians, nurses and other clinicians in multiple settings at the point of care.

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

   Computer software development costs: Computer software development costs are capitalized and amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life, usually three to seven years, of the software. Amortization expense was $167,451, $202,711, and $213,175 in 1998, 1997 and 1996, respectively.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Basic and diluted loss per share: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method).

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

NOTE 2.    COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company has issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. At December 31, 1998, warrants to purchase 256,464 shares were outstanding and exercisable. The warrants provide for reductions in the exercise price under certain terms and conditions and are exercisable at prices ranging from $.37 to $4.58 per share with an average price per share of approximately $1.45.

The Company has issued Class A and Class B warrants to former serial preferred shareholders and certain accredited investors. The warrants were exercisable beginning in April 1995 and expire in January 2000. The exercise price of the warrants is $3.75. The Class A and Class B warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 1998, Class A warrants to purchase 114,052 shares and Class B warrants to purchase 59,105 shares were outstanding and exercisable.

The Company has issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company has issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through December 2002. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 1998, Series A warrants to purchase 2,830,360 shares were outstanding and exercisable.

For nominal consideration, the Company has issued a warrant to the underwriter of the initial public offering to purchase 115,445 shares of common stock at an exercise price of $6.00 per share. The warrant was exercisable beginning April 1996 and expires in April 2000.

Common stock options

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the tenth anniversary of the date the options were granted.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Stock option activity under the stock compensation plan is summarized as follows:

                                                      Option price                           Available for
                                                        per share          Outstanding           grant
                                                     ----------------    ----------------    ---------------
       Balance, December 31, 1995                     $2.75 - 3.00             218,421            327,073
            Granted                                   $3.25 - 3.88             261,000           (261,000)
            Exercised                                 $2.75 - 3.00              (5,073)                 -
            Canceled                                  $3.00 - 3.25             (13,347)            13,347
                                                                         ----------------    ---------------
       Balance, December 31, 1996                     $2.75 - 3.88             461,001             79,420
            Granted                                       $1.75                  5,000             (5,000)
            Canceled                                  $1.75 - 3.25            (210,881)           210,881
                                                                         ----------------    ---------------
       Balance, December 31, 1997                      $.50 - 3.88             255,120            285,301
            Granted                                       $.50                 121,731           (121,731)
            Canceled                                  $1.75 - 3.88            (126,180)           126,180
                                                                         ----------------    ---------------
       BALANCE, DECEMBER 1998                             $.50                 220,671            319,750
                                                                         ================    ===============


On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. At December 31, 1998, options to purchase all shares were exercisable.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was $0.50. Options expire on the tenth anniversary of the date the options were granted. Options to purchase 1,600 shares with an exercise price of $2.75 were exercised during 1997. As of December 31, 1998, the Company had granted options to purchase 507,986 shares, all of which were exercisable.

In March 1996, the Company granted a nonqualified stock option to an officer of the Company to purchase 100,000 shares of common stock which vests 20% on the first anniversary date of the grant and 20% on each on the next four anniversary dates of the grant, all of which are exercisable at the price of $0.50 per share. In addition, the officer received another nonqualified stock option to purchase 110,000 shares at an exercise price of $0.50 per share. At the date of grant, 35,000 shares under the option were eligible for purchase with the balance vesting at the rate of 15,000 shares per year for five years beginning one year from the date of grant. The options expire on the tenth anniversary of the date the options were granted.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Compensation cost charged to income for the grant of stock options for 1998, 1997 and 1996, was $260,000, $96,750 and $116,000, respectively. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No.
123), approximate reported net loss and loss per common and common equivalent share would have been increased to the pro forma amounts shown below:

                                                    1998                1997                1996
                                              ----------------    ----------------    ----------------
Net Income (loss):
             As reported                       $      952,000     $    (5,678,000)    $    (4,780,000)
             Pro forma                                776,000          (5,958,000)         (5,488,000)
Basic and diluted income (loss) per
   common share
             As reported                       $          .13     $         (1.06)    $         (1.06)
             Pro forma                                    .10               (1.14)              (1.22)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants after December 31, 1994: dividend rate of 0%, price volatility ranging from 77% to 79%, risk-free interest rates ranging from 5.74% to 7.40%, and expected lives ranging from 5 to 10 years.

Amortization expense of unearned debt guarantee fees charged to income for the grant of Series A warrants for 1998 and 1997 was $133,142 and $150,000, respectively. (None for the year ended December 31, 1996).

The effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, options vest over several years and additional awards generally are made each year.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per-share:

                                                                                                      Per-Share
                                                                                                       Amount
                                                                                                -------------------
                                                                                                     Net income
                                                            Numerator           Denominator            (loss)
                                                       ------------------- -------------------  -------------------
                                                                      YEAR ENDED DECEMBER 31, 1998
                                                       ------------------------------------------------------------
Net income                                             $        951,670
Dividends in arrears included in the calculation               (273,500)
                                                       -------------------
Basic earnings per share, available to
   common stockholders                                                     $      5,321,784     $           0.13
                                                                                                ===================
Effect of dilutitive securities:
   convertable preferred stock                                  273,500           5,750,000
                                                       ------------------- -------------------
Diluted earnings per share, available to
   common stockholders plus assumed
   conversion of preferred shares                      $        951,670    $     11,071,784     $           0.09
                                                       =================== ===================  ===================

                                                                      Year Ended December 31, 1997
                                                       ------------------------------------------------------------

Net (loss)                                             $     (5,678,215)
Dividends in arrears included in the calculation                (26,000)
                                                       -------------------
Basic earnings (loss) per share, available to
   common stockholders                                       (5,704,715)   $      5,402,895     $          (1.06)
                                                                                                ===================
Effect of dilutitive securities:
   convertable preferred stock                                        -                   -
                                                       ------------------- -------------------
Diluted earnings (loss) per share, available to
   common stockholders plus assumed
   conversion of preferred shares                      $     (5,704,715)   $      5,402,895     $          (1.06)
                                                       =================== ===================  ===================

                                                                      Year Ended December 31, 1996
                                                       ------------------------------------------------------------

Net (loss)                                             $     (4,780,191)
Dividends in arrears included in the calculation                      -
                                                       -------------------
Basic earnings (loss) per share, available to
   common stockholders                                       (4,780,191)    $     4,506,166     $          (1.06)
                                                                                                ===================
Effect of dilutitive securities:
   convertable preferred stock                                        -                   -
                                                       -------------------  ------------------
Diluted earnings (loss) per share, available to
   common stockholders plus assumed
   conversion of preferred shares                      $     (4,780,191)    $     4,506,166     $          (1.06)
                                                       ===================  ==================  ===================

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4.    INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 1998 and 1997:

Deferred tax assets:                                                               1998                1997
                                                                             ----------------    ----------------
     Net operating loss carryforwards                                        $      6,502,000    $      6,511,000
     Computer software development costs                                                    -             225,000
     Deferred revenue                                                                       -             400,000
     Research and development credit carryforwards                                    338,000             338,000
     Allowance for doubtful accounts                                                        -              15,000
     Compensation expense on stock options                                            189,000              82,000
     Amortization expense on unearned debt guarantee fees                             113,000              59,000
     Accrued expenses                                                                       -              87,000
     Other                                                                                  -               2,000
                                                                             ----------------    ----------------
                                                                                    7,142,000           7,719,000
     Less valuation allowance                                                       7,142,000           7,504,000
                                                                             ----------------    ----------------
                                                                                            -             215,000
     Deferred tax liabilities, computer software
         development costs                                                                  -            (215,000)
                                                                             ----------------    ----------------
                                                                             $              -    $              -
                                                                             ================    ================


The Company recorded a valuation allowance of $7,142,000 and $7,504,000, against deferred tax assets at December 31, 1998 and 1997, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of ($362,000), $2,304,000 and $1,888,000, during 1998, 1997 and 1996, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 1998, 1997 and 1996, due to the following:

                                                              1998                 1997                  1996
                                                         ----------------    -----------------     -----------------
Computed federal income tax (benefit)                    $        385,000    $     (2,214,000)     $      (1,673,000)
Other, primarily computed state income tax
  benefit                                                         (23,000)            (90,000)              (215,000)
Accounting losses (income) for which deferred
  deferred federal and state income tax benefits
  benefits could not be recognized (reduced
  the valuation allowance)                                       (362,000)          2,304,000              1,888,000
                                                         ----------------    -----------------     -----------------
                                                         $              -    $              -      $               -
                                                         ================    =================     =================


At December 31, 1998, the Company has approximately $16,708,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2013.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5. CONCENTRATION OF CREDIT RISK The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 6.  ACCOUNTS RECEIVABLE

                                                  1998               1997
                                              --------------     --------------
 Current

     Billed                                   $        4,241     $      752,491
     Accrued revenue                                       -            373,301
                                              --------------     --------------
                                                       4,241          1,125,792
 Less:  Allowance for doubtful accounts               (1,443)           (38,307)
                                              --------------     --------------
                                              $        2,798     $    1,087,485
                                              ==============     ==============

 Non-Current
     Accrued revenue                          $            -     $      288,000
                                              ==============     ==============

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

NOTE 7.  RESEARCH AND DEVELOPMENT COSTS

Total research and development costs charged to product development were approximately $790,944, $2,296,000 and $1,535,500 for 1998, 1997 and 1996,
respectively.

NOTE 8.  PURCHASE OF HEALTHCARE SOFTWARE SOLUTIONS, L.C.

On May 30, 1997, the Company acquired substantially all of the assets, net of certain liabilities, of Healthcare Software Solutions, L.C. (HSS), a developer of ambulatory clinical information systems, for a purchase price of $715,000, which included cash in the amount of $50,000 and 230,000 shares of the Company's common stock.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9.  MAJOR CUSTOMERS

Current and non-current accounts receivable at December 31, 1998 and 1997, include amounts concentrated with the following customer:

                                       1998             1997
                                    -----------     -------------
         Customer A                          -             40.0%
                                    ===========     =============


Net revenues for the years ended December 31, 1998, 1997, and 1996, include the following approximate amounts concentrated with the following customers:

                                       1998             1997            1996
                                    -----------     -------------    -----------
         Customer A                        13%               10%            63%
         Customer B                        19%               21%              -
         Customer C                          -               20%              -
                                    -----------     -------------    -----------
                                           32%               51%            63%
                                    ===========     =============    ===========


NOTE 10. CONVERTIBLE PARTICIPATING PREFERRED STOCK AND VOTING RIGHTS

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

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $300,000 and $26,500 at December 31, 1998 and 1997.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11. SALE OF ASSETS

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M").

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 was originally placed in escrow to be held until July 1999, to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's Articles of Incorporation provide that the Board of Directors will consist of no less than three and no more than seven members and that the Board is divided into three classes, each class to be as nearly equal in number as possible. Presently the Company has two Directors -- John Pappajohn and Bill W. Childs -- and five vacancies. Following the closing of the Transaction, board members Mark J. Emkjer, Carl S. Witonsky, R. David Spreng and Gordon M. Derzon resigned. None of the resigning directors has furnished the Company with any letter describing any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The term of Director John Pappajohn expired in 1998, and the term of Director Bill W. Childs will expire at the 2000 annual meeting of shareholders. Mr. Pappajohn is continuing his position until such time as the next annual meeting of shareholders. The Company does not intend to incur the expense of convening such a meeting because it will either complete a follow-on transaction or dissolve and does not intend to engage in any further business activities.

DIRECTORS OF THE COMPANY

The following paragraphs set forth information concerning each of the current Directors of the Company:

Bill W. Childs, age 59, has been a director of the Company since February 1990. He is the Chief Executive Officer of MC Informatics, an outsourcing and facilities management company based in Fountain Valley, California. From April 1995 to September 1996 was a Senior Vice President of CyCare, an information systems company providing physicians' office software. Prior to that, he was the President and CEO of Health Data Analysis, Inc. from 1984 until May 1995. Mr. Childs was the founder and Editor-in-Chief of Healthcare Informatics, a leading hospital information systems magazine published by Health Data Analysis, Inc. He also is the founder or co-founder of several other magazines, including Computers in Healthcare, Healthcare Computing & Communications Canada, and r.f. design. He was also one of the founders of Continental Healthcare Systems and TDS Healthcare Systems Corp.

John Pappajohn, age 70, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: American Physician Partners, Inc.; Health Desk Corporation; and Patient Infosystems, Inc.

EXECUTIVE OFFICERS

All of the Company's executive officers other than Mark J. Emkjer, President and Chief Executive Officer, and Roger D. Huseman, Chief Financial Officer, resigned as employees of the Company following the closing of the Transaction in October 1998. Mr. Emkjer terminated his employment with the Company effective January 1, 1999. Mr. Huseman became a part-time employee of the Company, effective March 1, 1999. Mr. Huseman has accepted other full-time employment and will devote only as much of his time to the Company as is needed to carry out the Company's limited activities.

Mr. Huseman, age 46, joined the Company as Chief Financial Officer in July 1994 and was appointed Secretary and Treasurer of the Company on January 31, 1995. From 1990 through June 1994, Mr. Huseman operated a financial consulting firm specializing in assisting businesses with financial restructuring and financing needs. For four years prior to that he served initially as Vice President and CFO, then as President and a Director of Non-Invasive Monitoring Systems, Inc., a public company located in Sarasota, Florida. He is licensed as a certified public accountant in Iowa.

ORGANIZATION OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company's financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. From January 1, 1998 through the dates of resignation of Messrs. Spreng and Witonsky, the Audit Committee consisted of Mr. Pappajohn, Mr. Spreng and Mr. Witonsky. The Audit Committee held 2 meetings in 1998.

The Board of Directors as a whole acts as a nominating committee for candidates for the Board of Directors. Directors are selected without regard to race, creed, color, sex or national origin, and must have demonstrated outstanding business and civic accomplishments. The Board of Directors will consider all candidates recommended by shareholders in accordance with the procedure to be established in the Company's Bylaws which require recommendations to be submitted in writing ninety days in advance of the annual meeting of shareholders. Such recommendations should include the name and address of the shareholder and the candidate pursuant to which the recommendation is being made, such other information about the candidate pursuant to which the recommendation is being made, such other information about the candidate as required to be included in the Company's proxy statement and the consent of the candidate to serve as a director if elected. Recommendations should be sent to the Secretary, PACE Health Management Systems, Inc., 1025 Ashworth Road, Suite 200, West Des Moines, Iowa 50265.

The Board of Directors of the Company held 6 meetings in 1998. All Directors attended at least 75% of the aggregate number of meetings of the Board of Directors and Board Committees on which they served.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

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

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. Mr. Derzon received a nonqualified option to purchase 21,820 shares under the Plan upon his appointment as a director in 1995. During 1998 no options were granted to any board members.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the persons who served as Chief Executive Officer of the Company at any time during the year ended December 31, 1998 and all other persons who served as executive officers of the Company at December 31, 1998 and whose total annual salary and bonus for the year exceeded $100,000 for services in all capacities to the Company during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                     Compensation
                                                                                        Awards
                                                                 Annual               -----------
                                       Fiscal                 Compensation            Securities
                                        Year            -----------------------       Underlying
Name and Principal Position         Compensation (1)    Salary (1)       Bonus        Options (3)       All Other
---------------------------         ----------------    ----------       ------       ------------      ---------
Mark J. Emkjer, President                1998           $203,886        $421,250              0          $      0
   and Chief Executive Officer (2)       1997           $175,000        $ 25,000        195,500          $ 86,000 (4)
                                         1996           $130,625        $      0        260,000          $135,147 (5)

Roger D. Huseman, Chief Financial        1998           $104,481        $ 55,000          8,900          $      0
   Officer, Secretary and Treasurer (6)

Alan C. Wittmer, Vice President          1998           $ 85,134        $ 55,000         20,000          $      0
   of Sales and Marketing (6)

Josh E. Wisham, Vice President           1998           $ 98,083        $ 55,000         12,400          $      0
   of Client Services (6)

Gary L. Feierstein, Vice President       1998           $ 76,788        $ 55,000         65,000          $      0
   of Technology (6)

---------------------------
(1) Excludes certain perquisites and other benefits which did not exceed the lesser of $50,000 or 10% of salary and bonus for any named executive in any of the years shown.

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

(6) Total annual compensation and bonus for years other than 1998 did not exceed $100,000.

STOCK OPTIONS/SARS/LTIPS

The following table provides certain information concerning stock options granted during the year ended December 31, 1998 to the persons named in the Summary Compensation Table set forth above.

                                    Option Grants in Fiscal 1998
                                          Individual Grants
---------------------------------------------------------------------------------------------------------
                                                     % of Total
                                                   Options Granted      Exercise or
                              Number of             to Employees        Base Price         Expiration
       Name                Options Granted          in Fiscal 1998      ($/Share)              Date
---------------            ---------------          --------------      ---------        ----------------
Roger D. Huseman                  8,900                  5.7%            $0.50          January 26, 2008
Alan C. Wittmer                  20,000                 12.7%            $0.50          January 26, 2008
Josh E. Wisham                   12,400                  7.9%            $0.50          January 26, 2008
Gary L. Feierstein               65,000                 41.3%            $0.50          January 26, 2008

----------------------
(1)  Nonqualified stock options.


In addition, in January 1998, all other outstanding stock options were amended to reduce the exercise price to $.50 per share. See Note 3 of Notes to Financial Statements. No stock appreciation rights (SARs) were granted to any named executive officer during the fiscal year ended December 31, 1998. No stock options or SARs were exercised during 1998 by any named executive officer. No long term incentive plan awards (LTIPs) were made during 1998 to any named executive officer.

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

On October 17, 1997, the Company and Mr. Emkjer amended the Employment Agreement to provide certain benefits to Mr. Emkjer in the event of a "Trigger Event" which is defined in the Amendment to mean (A) Mr. Emkjer is terminated without Cause (as defined in the Amendment), (B) the Company is liquidated, or (C) any person becomes the owner of more than 50 percent of the Company's outstanding common stock as result of a tender offer, merger, acquisition of substantially all of the Company's assets or other similar transaction (but not including an investment by a third party in stock newly issued by the Company or the conversion into common stock of convertible securities by a person holding such securities on October 17, 1997, or the conversion into common stock of convertible securities issued by the Company as part of an investment in the Company by a third party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP

The following tables set forth, as of March 1, 1999, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 1998 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company's outstanding voting securities.

NAME AND ADDRESS                                             NO. OF SHARES                  PERCENT OF CLASS
OF BENEFICIAL OWNER (3)                                BENEFICIALLY OWNED (1) (13)            OUTSTANDING(15)
COMMON STOCK:

DIRECTORS AND OFFICERS:

   Mark J. Emkjer                                              455,500  (10)                      7.9
   John G. Pappajohn                                         2,531,686   (2)                     34.5
   Bill W. Childs                                               37,474   (8)                        *
   Roger D. Huseman                                            100,000  (20)                      1.8
   Josh E. Wisham                                              106,000  (14)                      2.0
   Gary L. Feierstein                                          105,000   (9)                      1.9
   Alan Wittmer                                                 98,909  (19)                      1.8
   All present directors and
     named executive officers
     as a group (7 persons)                                  3,434,569  (15)                     41.7

OTHER FIVE PERCENT OR MORE
   SHAREHOLDERS:

   Simon Casady (5)                                            314,428  (16)                      5.9
   IAI Investment Funds (6)                                  4,172,038   (4)                     48.7
   FBL Investment Advisory Services, Inc. (7)                1,264,237  (17)                     19.2
   Edgewater Private Equity Fund, L.P. (11)                  2,227,757  (18)                     31.7
   The Dreyfus Corporation (12)                                380,000                            7.1




PREFERRED STOCK:

DIRECTORS AND OFFICERS:

John G. Pappajohn                                              625,000                           21.7

OTHER FIVE PERCENT OR MORE
   SHAREHOLDERS:

IAI Investment Funds                                         1,250,000                           43.5
FBL Investment Advisory Services, Inc.                         500,000                           17.4
Edgewater Private Equity Fund, L.P.                            500,000                           17.4

------------
*  Less than 1%.

1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

2) Includes 100,000 common stock shares held by Halkis, Ltd., an affiliate of Mr. Pappajohn, 408,519 common stock shares, 625,000 preferred stock shares and presently exercisable warrants to purchase 773,167 shares held by Mr. Pappajohn.

3) Except as noted, the address of each officer and director of the Company is 1025 Ashworth Road, Suite 200, Suite 200, West Des Moines, Iowa 50265.

4) Includes 471,473 common stock shares and presently exercisable warrants to purchase 56,820 shares held by IAI Investment Fund IV; 340,705 common stock shares, 1,250,000 preferred stock shares and presently exercisable warrants to purchase 681,820 shares held by IAI Investment Fund VI; and 121,220 common stock shares held by IAI Investment Fund VII.

5)  Address: 1238 Fulton, Indianola, Iowa 50125.

6) The address for each of the IAI Funds is 3700 First Bank Place, P.O. Box 357, Minneapolis, Minnesota 55402.

7)  Address: 5400 University Avenue, West Des Moines, Iowa 50266.

8) Includes 37,474 shares issuable upon the exercise of presently exercisable options.

9) Includes 5,000 shares and 100,000 shares issuable upon the exercise of presently exercisable options.

10) Includes 455,500 shares issuable upon the exercise of presently exercisable options.

11) Address: 666 Grand Avenue, Suite 200, Des Moines, Iowa 50309.

12) Address: c/o Mellon Bank Corporation, One Mellon Bank Center, Pittsburgh, Pennsylvania 15258. The shares are beneficially owned by The Dreyfus Corporation, which is a subsidiary of Mellon Bank Corporation, the trustee of the Company's employee benefit plan (the "Trustee"). The shares include all shares held of record by the Trustee which have not been allocated to the individual accounts of employee participants in the plan. The Trustee disclaims beneficial ownership of all shares that have been allocated to the individual accounts of employee participants in the plan for which directions have been received and followed.

13) Assumes exercise of options or warrants exercisable on or before December 31, 1998 by the named person or group, but by no other person.

14) Includes 6,000 shares and 100,000 shares issuable upon the exercise of presently exercisable options.

15) Includes shares, options and warrants held by Messrs. Emkjer, Pappajohn, Childs, Huseman, Wisham, Feierstein and Wittmer, as described in the notes above.

16) Includes 302,465 shares and presently exercisable warrants to purchase 11,963 shares.

17) Includes 500,000 preferred stock shares and presently exercisable warrants to purchase 264,237 shares, held on behalf of Mutual Ventures of South Dakota, Inc., a South Dakota corporation, which is an investment advisory client of FBL Investment Advisory Services, Inc. Does not include shares which may be deemed to be owned indirectly by Mutual Ventures of South Dakota as a 7.51% shareholder of Iowa Business Development Finance Corp., which owns approximately 4.3% of the outstanding shares of the Company.

18) Includes 517,090 common stock shares, 500,000 preferred stock shares and presently exercisable warrants to purchase 710,667 shares.

19) Includes 98,909 shares issuable upon the exercise of presently exercisable options.

20) Includes 100,000 shares issuable upon the exercise of presently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1997 and the first quarter of 1998, John Pappajohn, who is a Director of the Company and who beneficially owns 34.5% of the Company's Common Stock; IAI Investment Funds, which beneficially owns 48.7% of the Company's Common Stock and which was at that time an affiliate of R. David Spreng, who was then a Director of the Company; Edgewater Private Equity Fund, L.P., which beneficially owns 31.7% of the Company's Common Stock; and an affiliate of EquiTrust Investment Management Services, Inc. (formerly FBL Investment Advisory Services, Inc.), which [beneficially owns] 26.4% of the Company's Common Stock, purchased an aggregate of 2,875,000 shares of the Company's Preferred Stock at a price of $1.00 per share. Each share of Preferred Stock is convertible into two shares of Common Stock. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

       3.        Articles of Incorporation and Bylaws
       3.1           Restated Articles of Incorporation, as amended (1)
       3.2           Restated Bylaws (1)
       4.        Instruments defining the rights of shareholders
       4.1           Form of Common Stock Certificate (2)
       4.9           Form of Class A Warrant Certificate (2)
       4.12          Form of Class B Warrant Certificate (2)
       4.13          Form of Agent's Warrant (2)
       4.14          Restated Articles of Incorporation, as amended
                       (Incorporated by reference to Exhibit 3.1)
       4.15          Restated Bylaws (Incorporated by reference to Exhibit 3.2)
      10.        Material Contracts
      10.1           Employment Agreement for Michael Vasquez, as amended
                       December 16, 1994 (2)
      10.2           Employment Agreement for Simon Casady, as amended
                       December 16, 1994 (2)
      10.3           1995 Stock Compensation Plan, effective
                       February 10, 1995 (2)
      10.4           Form of Incentive Stock Option Agreement (2)
      10.5           Form of Non-Qualified Stock Option Agreement (2)
      10.6           Form of Non-Employee Director Non-Qualified Stock Option
                        Agreement (2)
      10.7           Incentive Stock Option Agreement for Michael J. Vasquez
                        dated December 16, 1994 (2)
      10.8           Form of Five-year Employee Warrants (2)
      10.9           Form of Three-year Employee Warrants (2)
      10.10          Compensatory Warrants issued to Director Carl S. Witonsky
                        dated April 22, 1994 and December 16, 1994 (2)
      10.11          Compensatory Warrants issued to Director Bill W. Childs
                        dated February 26, 1990 and December 16, 1994 (2)
      10.12          Form of Lockup Agreements with Executive Officers,
                        Directors and Shareholders (2)
      10.13          Consulting Services Agreement with Steven Evans
                        dated December 31, 1993 (2)
      10.14          Consulting Services Agreement with Carl S. Witonsky
                        dated January 1, 1995 (2)
      10.15          Software Purchase Agreement with JRS Clinical
                        Technologies, Inc. dated October 18, 1989 (2)
      10.16          COMMES Purchase Agreement between the Company and Creighton
                        University dated December 18, 1989 (2)
      10.17          Office Lease and Amendments thereto between the Company and
                        Ashworth Plaza Ltd. (2)
      10.18          Merit Client Agreement with Customer dated
                        January 1, 1995 (2)
      10.19          Master Agreement with Customer dated September 30, 1994 (2)
      10.20          Nonqualified Executive Stock Option Plan adopted
                        March 25, 1996 (3)
      10.21          Employment Agreement with Mark J. Emkjer dated
                        February 15, 1996 (4)
      10.22          Amendment to Employment Agreement with Mark J. Emkjer dated
                       October 17, 1997 (5)
      10.23          Form of Employee Retention Agreement (5)

      10.24          Asset Purchase Agreement dated June 30, 1998,
                        as amended, with Minnesota
                        Mining and Manufacturing Company (6)
      11             Earnings Per Share Calculation (included herein)
      27             Financial Data Schedule


    1)  Incorporated by reference to the Company's Form 8-K dated May 3, 1996.

    2) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-90408-C, effective April 27, 1995.

    3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

    4) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-7487, effective August 9, 1996.

    5) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1997.

    6) Incorporated by reference from the Company's definitive Proxy Statement dated September 14, 1998.


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


                                 PACE HEALTH MANAGEMENT SYSTEMS, INC.
                                 ------------------------------------
                                 (Registrant)

                                 By  /s/  Roger D. Huseman
                                     --------------------------------
                                 Roger D. Huseman, Chief Executive Officer

                                 March 29, 1998
                                 --------------
                                 Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1998                 By  /s/ Roger D. Huseman
------------------                 ----------------------------------------
Dated                                  Roger D. Huseman, Vice President,
                                       Chief Executive Officer, Secretary
                                       and Treasurer, Chief Financial
                                       Officer and Principal Accounting Officer

March 29, 1998                 By  /s/ John G. Pappajohn
------------------                 ----------------------------------------
Dated                                  John G. Pappajohn, Director

March 29, 1998                 By  /s/ Bill W. Childs
------------------                 ----------------------------------------
Dated                                  Bill W. Childs, Director

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                ITEM                             PAGE
------           -----------------------------------------------       ----
27               Financial Data Schedule                                39