Form 10QSB
period 1999-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1999-05-10
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended:                          Commission File Number:
        March 31, 1999                                      0-27554
-------------------------------               ----------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Iowa                                         42-1297992
-------------------------------               ----------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                              Number)

                               2501 N. Loop Drive
                                 Ames, IA 50010
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 296-3102
              -----------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES __X__ NO _____


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
       Class                                             April 30, 1999
       -----                                             --------------
Common Stock, no par                                       5,321,784

Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS                                        Page
                                                                       ----

              Condensed Balance Sheets
                    March 31, 1999 and December 31, 1998                 1

              Condensed Statements of Operations
                    Three Months Ended March 31, 1999 and 1998           2

              Condensed Statements of Cash Flows
                    Three Months ended March 31, 1999 and 1998           3

              Notes to Condensed Financial Statements                    4

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION                                             5


                           PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                             7

  ITEM 2.  CHANGES IN SECURITIES                                         7

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               7

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           7

  ITEM 5.  OTHER INFORMATION                                             7

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              7

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------

                                                                   MARCH 31, 1999     DEC. 31, 1998
                                                                   --------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,292,373       $  1,312,984
     Restricted escrow account                                           725,000            725,000
     Accounts receivable, net                                              1,520              2,798
     Prepaid expenses                                                     19,304             29,366
                                                                    ------------       ------------
               TOTAL CURRENT ASSETS                                    2,038,197          2,070,148
                                                                    ------------       ------------

FURNITURE AND EQUIPMENT                                                       --                 --
                                                                    ------------       ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS                                           --                 --
                                                                    ------------       ------------

OTHER ASSETS                                                                  --                 --
                                                                    ------------       ------------
                                                                    $  2,038,197       $  2,070,148
                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                               $      4,771       $      2,096
     Accrued expenses                                                      6,500             10,000
                                                                    ------------       ------------
               TOTAL CURRENT LIABILITIES                                  11,271             12,096
                                                                    ------------       ------------

LONG-TERM OBLIGATIONS, less current maturities                                --                 --
                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
     Convertible participating preferred stock, Series A, no
         par value; issued and outstanding 2,875,000 shares            2,875,000          2,875,000
     Common stock, issued and outstanding 5,321,784 shares            16,910,544         16,910,544
     Additional paid-in capital                                          673,486            673,486
     Accumulated deficit                                             (18,432,104)       (18,400,978)
                                                                    ------------       ------------
                                                                       2,026,926          2,058,052
                                                                    ------------       ------------
                                                                    $  2,038,197       $  2,070,148
                                                                    ============       ============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                       1999             1998
                                                                    ------------     ------------
NET REVENUES
      Systems revenues                                              $         --     $     89,320
      Customer support services                                               --          212,352
                                                                    ------------     ------------
                                                                              --          301,672
                                                                    ------------     ------------

COSTS AND EXPENSES
      Cost of systems revenues                                                --           38,056
      Client services                                                         --          384,142
      Product development                                                     --          470,648
      Sales and marketing                                                     --          221,598
      General and administrative                                          52,429          334,272
                                                                    ------------     ------------
                                                                          52,429        1,448,716
                                                                    ------------     ------------

             LOSS FROM OPERATIONS                                        (52,429)      (1,147,044)

OTHER INCOME (EXPENSE), NET                                               21,303         (174,660)
                                                                    ------------     ------------

             LOSS BEFORE INCOME TAXES                                    (31,126)      (1,321,704)

PROVISION FOR INCOME TAXES                                                    --               --
                                                                    ------------     ------------

             NET LOSS                                               $    (31,126)    $ (1,321,704)
                                                                    ============     ============

LOSS PER SHARE
      Basic                                                         $      (0.02)    $      (0.26)
                                                                    ============     ============
      Fully Diluted                                                 $      (0.02)    $      (0.26)
                                                                    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
      AND COMMON EQUIVALENT SHARES
      OUTSTANDING                                                      5,321,784        5,321,784
                                                                    ============     ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    1999             1998
                                                                    ------------     -------------
     Net loss                                                       $    (31,126)    $ (1,321,704)
     Adjustments to reconcile net loss to net cash (used in)
        operating activities:
       Depreciation                                                           --           69,559
       Amortization                                                           --          188,959
     Change in assets and liabilities:
       Decrease in accounts receivable                                     1,278          731,240
       Decrease (increase) in other current assets                        10,062           (3,653)
       (Decrease) in other current liabilities                              (825)        (123,430)
                                                                    ------------     ------------
             NET CASH (USED IN) OPERATING ACTIVITIES                     (20,611)        (459,029)
                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized computer software development costs                          --          (59,216)
     Purchase of furniture and equipment                                      --          (11,872)
                                                                    ------------     ------------
             NET CASH (USED IN) INVESTING ACTIVITIES                          --          (71,088)
                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                                    --          625,000
     Payments on notes payable and long term obligations                      --          (20,607)
                                                                    ------------     ------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                        --          604,393
                                                                    ------------     ------------

             NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (20,611)          74,276

CASH AND CASH EQUIVALENTS
     Beginning                                                         2,037,984          525,356
                                                                    ------------     ------------
     Ending                                                         $  2,017,373     $    599,632
                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION
     Cash payments for interest                                     $         --     $     43,813

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1998. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. CASH AND RESTRICTED CASH

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M") (the "Transaction").

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash, of which $750,000 was originally placed in escrow to be held until July 1999, to secure the Company's indemnification obligations under the Asset Purchase Agreement, plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

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

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash, of which $750,000 was originally placed in escrow to be held until July 1999 to secure the Company's indemnification obligations under the Asset Purchase Agreement, plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most of the Company's employees and has assumed full support of the Company's customers. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only one part-time employee. The Company's March 31, 1998 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2.0 million and minimal debt.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-QSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

RESULTS OF OPERATIONS

NET REVENUES, COST OF SYSTEMS REVENUE, CLIENT SERVICES, PRODUCT DEVELOPMENT, AND SALES AND MARKETING: Net revenues included systems revenues and customer support services. Cost of systems revenues included hardware purchases, third party software, commissions and royalties. Client services expenses included salaries and expenses related to implementation, installation and customer support. Product development expenses included salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Sales and marketing expenses included salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Following the Transaction, the Company has no ongoing operations, no revenues and has minimal operating expenses. The Company presently has only one part-time employee, reflected in general and administrative expenses. As a result, all of the above categories reflect no costs for the period ending March 31, 1999.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $52,429 and $334,272 for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 84.3%. This decrease is directly related to the elimination operating expenses following the sale of assets. The 1999 expenses consist primarily of salary and salary related expenses, insurance costs, and expenses associated with shareholder relations and SEC reporting requirements.

OTHER INCOME, NET: Other income, net is comprised primarily of interest income and other expenses. Other income, net was $21,303 and ($174,660) for the three months ended March 31, 1998 and 1997. This increase in other income of $195,963 was a result of increased interest income related to the increased cash balances following the sale of assets to 3M and the decreased interest expense following the repayment of the Company's line of credit. Also included in 1998 is other expense related to the amortization of unearned debt guarantee fees in the amount of $133,142.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used operating activities for the three months ended March 31, 1999 and 1998 was $20,611 and $459,029, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's March 31, 1998 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2.0 million and minimal debt.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. As of the date of this Form 10-QSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

   May 7, 1999                     /s/ ROGER D. HUSEMAN
------------------   ------------------------------------------------
      Dated            Vice President of Finance and Administration
                                and Chief Financial Officer