Form 10QSB
period 1999-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1999-08-11
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended:                      Commission File Number:
          June 30, 1999                                   0-27554
----------------------------------         -------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Iowa                                       42-1297992
----------------------------------         -------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

                          2901 S.Loop Drive, Suite 3300
                                 Ames, IA 50010
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 296-7223
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

                                            Number of Shares Outstanding
             Class                                 August 1, 1999
             -----                                 --------------
      Common Stock, no par                           5,321,784

Transitional Small Business Disclosure Format (Check one):  YES ___ NO _X_

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

Condensed Balance Sheets
   June 30, 1999 and December 31, 1998                                         1

Condensed Statements of Operations
   Three Months and Six Months Ended June 30, 1999 and 1998                    2

Condensed Statements of Cash Flows
   Six Months ended June 30, 1999 and 1998                                     3

Notes to Condensed Financial Statements                                        4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
   PLAN OF OPERATION                                                           5


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                     7

ITEM 2.  CHANGES IN SECURITIES                                                 7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   7

ITEM 5.  OTHER INFORMATION                                                     7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      7

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------------

                                                                    JUNE 30, 1999    DEC. 31, 1998
                                                                    -------------    -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                      $  1,245,359     $  1,312,984
      Restricted escrow account                                           725,000          725,000
      Accounts receivable, net                                              1,120            2,798
      Other current                                                        24,685           29,366
                                                                     ------------     ------------
            TOTAL CURRENT ASSETS                                        1,996,164        2,070,148
                                                                     ------------     ------------

FURNITURE AND EQUIPMENT                                                        --               --
                                                                     ------------     ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS                                            --               --
                                                                     ------------     ------------

OTHER ASSETS                                                                   --               --
                                                                     ------------     ------------
                                                                     $  1,996,164     $  2,070,148
                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                               $         --     $      2,096
      Accrued expenses                                                      6,500           10,000
                                                                     ------------     ------------
            TOTAL CURRENT LIABILITIES                                       6,500           12,096
                                                                     ------------     ------------

LONG-TERM OBLIGATIONS, less current maturities                                 --               --
                                                                     ------------     ------------

SHAREHOLDERS' EQUITY:
      Convertible participating preferred stock, Series A, no par
            value; issued and outstanding 2,875,000 shares              2,875,000        2,875,000
      Common stock, issued and outstanding 5,321,784 shares            16,910,544       16,910,544
      Additional paid-in capital                                          673,486          673,486
      Accumulated deficit                                             (18,469,366)     (18,400,978)
                                                                     ------------     ------------
                                                                        1,989,664        2,058,052
                                                                     ------------     ------------
                                                                     $  1,996,164     $  2,070,148
                                                                     ============     ============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                        ---------------------------     ---------------------------
                                           1999            1998            1999            1998
                                        -----------     -----------     -----------     -----------
NET REVENUES
      Systems revenues                  $        --     $   175,913     $        --     $   265,233
      Customer support services                  --         229,035              --         441,387
                                        -----------     -----------     -----------     -----------
                                                 --         404,948              --         706,620
                                        -----------     -----------     -----------     -----------

COSTS AND EXPENSES
      Cost of systems revenues                   --          11,411              --          49,467
      Client services                            --         237,256              --         621,398
      Product development                        --         320,726              --         791,374
      Sales and marketing                        --         106,684              --         328,282
      General and administrative             57,948         322,457         110,377         656,729
                                        -----------     -----------     -----------     -----------
                                             57,948         998,534         110,377       2,447,250
                                        -----------     -----------     -----------     -----------

            LOSS FROM OPERATIONS            (57,948)       (593,586)       (110,377)     (1,740,630)

OTHER (EXPENSE) INCOME, NET                  20,686          (7,841)         41,989        (182,501)
                                        -----------     -----------     -----------     -----------

            LOSS BEFORE INCOME TAXES        (37,262)       (601,427)        (68,388)     (1,923,131)

PROVISION FOR INCOME TAXES                       --              --              --              --
                                        -----------     -----------     -----------     -----------
            NET LOSS                    $   (37,262)    $  (601,427)    $   (68,388)    $(1,923,131)
                                        ===========     ===========     ===========     ===========

LOSS PER SHARE
      Basic                             $     (0.01)    $     (0.13)    $     (0.01)    $     (0.39)
                                        ===========     ===========     ===========     ===========
      Fully diluted                     $     (0.02)    $     (0.13)    $     (0.03)    $     (0.39)
                                        ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON
      EQUIVALENT SHARES
      OUTSTANDING                         5,321,784       5,321,784       5,321,784       5,321,874
                                        ===========     ===========     ===========     ===========

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                            1999             1998
                                                             -----------     -----------
Net loss                                                     $   (68,388)    $(1,923,131)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
      Depreciation                                                    --         139,109
      Amortization                                                    --         244,776
Change in assets and liabilities:
      Decrease in accounts receivable                              1,678       1,136,639
      Decrease (increase) in other current assets                  4,681         (36,188)
      (Decrease) in other current liabilities                     (5,596)       (341,948)
                                                             -----------     -----------
            NET CASH (USED IN) OPERATING ACTIVITIES              (67,625)       (780,743)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capitalized computer software development costs                 --         (59,216)
      Purchase of furniture and equipment                             --         (11,872)
                                                             -----------     -----------
            NET CASH (USED IN) INVESTING ACTIVITIES                   --         (71,088)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of preferred stock                           --         625,000
      Payments on notes payable and long term obligations             --         (59,309)
                                                             -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       --         565,691
                                                             -----------     -----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (67,625)       (286,140)

CASH AND CASH EQUIVALENTS
Beginning                                                      2,037,984         525,356
                                                             -----------     -----------
Ending                                                       $ 1,970,359     $   239,216
                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION
Cash payments for interest                                   $        --     $    70,091

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

The results of operations for the three months and six months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. CASH AND RESTRICTED CASH

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M") (the "Transaction").

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash, of which $750,000 was originally placed in escrow to secure the Company's indemnification obligations under the Asset Purchase Agreement, plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

In July 1999, subsequent the end of the second quarter, the Company received proceeds from the restricted escrow account totaling $555,958, including interest of $25,671. Approximately $195,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims.

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

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash, of which $750,000 was originally placed in escrow to secure the Company's indemnification obligations under the Asset Purchase Agreement, plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most of the Company's employees and assumed full support of the Company's customers. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

In July 1999, subsequent the end of the second quarter, the Company received proceeds from the escrow account totaling $555,958, including interest of $25,671. Approximately $195,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only one part-time employee. The Company's June 30, 1999 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of almost $2 million and minimal debt.

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

RESULTS OF OPERATIONS

NET REVENUES, COST OF SYSTEMS REVENUE, CLIENT SERVICES, PRODUCT DEVELOPMENT, AND SALES AND MARKETING: Net revenues included systems revenues and customer support services. Cost of systems revenues included hardware purchases, third party software, commissions and royalties. Client services expenses included salaries and expenses related to implementation, installation and customer support. Product development expenses included salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Sales and marketing expenses included salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Following the Transaction, the Company has no ongoing operations, no revenues and has minimal operating expenses. The Company presently has only one part-time employee, reflected in general and administrative expenses. As a result, all of the above categories reflect no costs for the three months and six months ended June 30, 1999.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $57,948 and $322,457 for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 82.0%. General and administrative expenses were $110,377 and $656,729 for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 83.2%. These decreases are directly related to the elimination of operating expenses following the sale of assets. The 1999 expenses consist primarily of salary and salary related expenses, insurance costs, and expenses associated with shareholder relations and SEC reporting requirements. Also, included in the second quarter 1999 expenses is approximately $39,000 in costs related to annual insurance renewals, primarily for directors and officers liability insurance.

OTHER INCOME, NET: Other income, net is comprised primarily of interest income and other expenses. Other income, net was $20,686 and ($7,841) for the three months ended June 30, 1999 and 1998, respectively, and $41,989 and ($182,501) for the six months ended June 30 1999 and 1998, respectively. These increases in other income were a result of increased interest income related to the increased cash balances following the sale of assets to 3M and the decreased interest expense following the repayment of the Company's line of credit. Also included in the 1998 six month figure is other expense related to the amortization of unearned debt guarantee fees in the amount of $133,142.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used operating activities for the six months ended June 30, 1999 and 1998 was $67,625 and $780,743, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's June 30, 1999 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of almost $2.0 million and minimal debt.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

  August 6 1999                   /s/ ROGER D. HUSEMAN
-----------------  ----------------------------------------------------
      Dated            Vice President of Finance and Administration
                                and Chief Financial Officer