Form 10QSB
period 1999-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 1999-11-03
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended:                     Commission File Number:
         September 30, 1999                               0-27554
------------------------------------       -------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Iowa                                        42-1297992
------------------------------------       -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                              2116 Financial Center
                                   666 Walnut
                              Des Moines, IA 50309
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 244-5746
              -----------------------------------------------------
                 Issuer's telephone-number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
                 Class                        October 1, 1999
                 -----                        ---------------
         Common Stock, no par                    5,393,146

Transitional Small Business Disclosure Format (Check one): YES ___  NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----

Condensed Balance Sheets
      September 30, 1999 and December 31, 1998                               1

Condensed Statements of Operations
      Three Months and Nine Months Ended September 30, 1999 and 1998         2

Condensed Statements of Cash Flows
      Nine Months ended September 30, 1999 and 1998                          3

Notes to Condensed Financial Statements                                      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
      PLAN OF OPERATION                                                      5


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   7

ITEM 2.  CHANGES IN SECURITIES                                               7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 7

ITEM 5.  OTHER INFORMATION                                                   7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    7

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    SEPT. 30, 1999   DEC. 31, 1998
                                                                    --------------   -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                      $  1,802,522     $  1,312,984
      Restricted escrow account                                           194,712          725,000
      Accounts receivable, net                                                800            2,798
      Other current                                                        17,414           29,366
                                                                     ------------     ------------
            TOTAL CURRENT ASSETS                                        2,015,448        2,070,148
                                                                     ------------     ------------

FURNITURE AND EQUIPMENT                                                        --               --
                                                                     ------------     ------------

COMPUTER SOFTWARE DEVELOPMENT COSTS                                            --               --
                                                                     ------------     ------------

OTHER ASSETS                                                                   --               --
                                                                     ------------     ------------
                                                                     $  2,015,448     $  2,070,148
                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                          $      1,300     $     12,096
                                                                     ------------     ------------
            TOTAL CURRENT LIABILITIES                                       1,300           12,096
                                                                     ------------     ------------

LONG-TERM OBLIGATIONS, less current maturities                                 --               --
                                                                     ------------     ------------

SHAREHOLDERS' EQUITY:
      Convertible participating preferred stock, Series A, no par
            value; issued and outstanding 2,875,000 shares              2,875,000        2,875,000
      Common stock, issued and outstanding 5,393,146 shares            16,917,680       16,910,544
      Additional paid-in capital                                          673,486          673,486
      Accumulated deficit                                             (18,452,018)     (18,400,978)
                                                                     ------------     ------------
                                                                        2,014,148        2,058,052
                                                                     ------------     ------------
                                                                     $  2,015,448     $  2,070,148
                                                                     ============     ============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                ---------------------------     ---------------------------
                                                    1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
NET REVENUES
      Systems revenues                          $        --     $   205,100     $        --     $   470,333
      Customer support services                          --         198,585              --         639,972
                                                -----------     -----------     -----------     -----------
                                                         --         403,685              --       1,110,305
                                                -----------     -----------     -----------     -----------

COSTS AND EXPENSES
      Cost of systems revenues                           --             452              --          49,919
      Client services                                    --         157,286              --         778,684
      Product development                                --         208,555              --         999,929
      Sales and marketing                                --          63,765              --         392,047
      General and administrative                     17,855         151,106         128,232         807,835
                                                -----------     -----------     -----------     -----------
                                                     17,855         581,164         128,232       3,028,414
                                                -----------     -----------     -----------     -----------

           INCOME (LOSS) FROM OPERATIONS            (17,855)       (177,479)       (128,232)     (1,918,109)

OTHER (EXPENSE) INCOME, NET                          35,203          13,488          77,192        (169,013)
                                                -----------     -----------     -----------     -----------

           INCOME (LOSS) BEFORE INCOME TAXES         17,348        (163,991)        (51,040)     (2,087,122)

PROVISION FOR INCOME TAXES                               --              --              --              --
                                                -----------     -----------     -----------     -----------
           NET INCOME (LOSS)                    $    17,348     $  (163,991)    $   (51,040)    $(2,087,122)
                                                ===========     ===========     ===========     ===========

INCOME (LOSS) PER SHARE
      Basic                                     $      0.00     $     (0.03)    $     (0.01)    $     (0.39)
                                                ===========     ===========     ===========     ===========
      Fully diluted                             $     (0.01)    $     (0.04)    $     (0.04)    $     (0.43)
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
                                                ===========     ===========     ===========     ===========

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                             1999            1998
                                                             -----------     -----------
Net loss                                                     $   (51,040)    $(2,087,122)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
      Depreciation                                                    --         208,659
      Amortization                                                    --         300,593
Change in assets and liabilities:
      Decrease in accounts receivable                              1,998       1,248,806
      Decrease (increase) in other current assets                 11,952        (137,617)
      (Decrease) in other current liabilities                    (10,796)       (508,326)
                                                             -----------     -----------
            NET CASH (USED IN) OPERATING ACTIVITIES              (47,886)       (975,007)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capitalized computer software development costs                 --         (59,216)
      Purchase of furniture and equipment                             --         (11,872)
                                                             -----------     -----------
            NET CASH (USED IN) INVESTING ACTIVITIES                   --         (71,088)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds form notes payable                                     --         100,000
      Proceeds from sale of preferred stock                           --         625,000
      Proceeds from the exercise of stock options                  7,136              --
      Proceeds from the sale of equipment                             --          24,791
      Payments on notes payable and long term obligations             --         (76,791)
                                                             -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    7,136         673,010
                                                             -----------     -----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (40,750)       (373,085)

CASH AND CASH EQUIVALENTS
Beginning                                                      2,037,984         525,356
                                                             -----------     -----------
Ending                                                       $ 1,997,234     $   152,271
                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION
Cash payments for interest                                   $        --     $    71,461

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

The results of operations for the three months and nine months are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In July 1999 the Company received proceeds from the restricted escrow account totaling $555,958, including interest of $25,671. Approximately $195,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims.

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

In July 1999 the Company received proceeds from the escrow account totaling $555,958, including interest of $25,671. Approximately $195,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only one part-time employee. The Company's September 30, 1999 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of almost $2 million and minimal debt.

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

RESULTS OF OPERATIONS

NET REVENUES, COST OF SYSTEMS REVENUE, CLIENT SERVICES, PRODUCT DEVELOPMENT, AND SALES AND MARKETING: Net revenues included systems revenues and customer support services. Cost of systems revenues included hardware purchases, third party software, commissions and royalties. Client services expenses included salaries and expenses related to implementation, installation and customer support. Product development expenses included salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Sales and marketing expenses included salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Following the Transaction, the Company has no ongoing operations, no revenues and has minimal operating expenses. The Company presently has only one part-time employee, reflected in general and administrative expenses. As a result, all of the above categories reflect no costs for the three months and nine months ended September 30, 1999.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $17,855 and $151,106 for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 88.2%. General and administrative expenses were $128,232 and $807,835 for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 84.1%. These decreases are directly related to the elimination of operating expenses following the sale of assets. The 1999 expenses consist primarily of salary and salary related expenses, insurance costs, and expenses associated with shareholder relations and SEC reporting requirements. Included in the 1999 year-to-date expenses is approximately $57,000 in costs related to annual insurance renewals, primarily for directors and officers liability insurance.

OTHER INCOME, NET: Other income, net is comprised primarily of interest income and other expenses. Other income, net was $35,203 and $13,488 for the three months ended September 30, 1999 and 1998, respectively, and $77,192 and ($169,013) for the nine months ended September 30 1999 and 1998, respectively. These increases in other income were a result of increased interest income related to the increased cash balances following the sale of assets to 3M and the decreased interest expense following the repayment of the Company's line of credit. Include in the September 30, 1999 and 1998 third quarter and year-to-date other income is $17,394 and $51,000, respectively, for state R&D tax credits. Also included in the 1998 year-to-date figure is other expense related to the amortization of unearned debt guarantee fees in the amount of $133,142.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used operating activities for the nine months ended September 30, 1999 and 1998 was $47,886 and $975,007, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's September 30, 1999 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of almost $2.0 million and minimal debt.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

 November 4, 1999                  /s/ JOHN PAPPAJOHN
------------------   ----------------------------------------------
      Dated                             President