Form 10KSB40
period 1999-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2000-03-30
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   X        Annual report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934 for the year ended December 31, 1999

            Transition report under section 13 or 15(d) of the Securities
---------   Act of 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-27554


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                      ------------------------------------
           (Name of small business issuer as specified in its charter)

              Iowa                                    42-1297992
----------------------------------        ------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

                              2116 Financial Center
                              Des Moines, IA 50309
------------------------------------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (515) 244-5746
                      -------------------------------------
                (Issuer's telephone number, including area code)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock, no par
                              --------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90
days.   YES   X      NO
            -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 15, 2000 as reported by Reuters, Ltd., was approximately $2,596,133. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
           Class                               March 15, 2000
           -----                               --------------
    Common Stock, no par                          5,677,436



Transitional Small Business Disclosure Format (Check one):  YES        NO   X
                                                                -----     -----

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I.
                                                                        Page
                                                                        ----
ITEM 1.    Description of Business                                        1

ITEM 2.    Description of Property                                        2

ITEM 3.    Legal Proceedings.                                             2

ITEM 4.    Submission of Matters to a Vote of Security Holders            2

                                    PART II.

ITEM 5.    Market for Common Equity and Related Shareholder Matters       3

ITEM 6.    Management's Discussion and Analysis or Plan of Operation      3

ITEM 7.    Financial Statements                                           7

ITEM 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                            22

                                    PART III.

ITEM 9.    Directors, Executive Officers, Promoters and
           Control Person, Compliance With Section 16(a)
           of the Exchange Act                                            22

ITEM 10.   Executive Compensation                                         23

ITEM 11.   Security Ownership of Certain Beneficial
           Owners and Management                                          24

ITEM 12.   Certain Relationships and Related Transactions                 25

ITEM 13.   Exhibits and Reports on Form 8-K                               27

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

In July 1999, the Company received proceeds from the restricted escrow account totaling $555,958, including interest of $31,000. Approximately $200,000 remains in the escrow account pending resolution of disputed indemnification claims.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's December 31, 1999 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2.0 million and minimal liabilities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Prior to the Transaction, the Company leased office space in West Des Moines, Iowa, Huntersville, North Carolina and Charlotte, North Carolina. The Charlotte, North Carolina lease was terminated prior to closing the Transaction. As part of the Transaction, 3M assumed the West Des Moines and Huntersville leases. The Company does not currently have any office facilities.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 1999.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

         Quarter ended          High           Low
         -------------------------------------------------
         3/31/98                0.72           0.25
         4/1 to 5/18/98         0.31           0.13
         5/19 to 6/30/98        0.31           0.13
         9/30/98                0.10           0.55
         12/31/98               0.65           0.01
         3/31/99                0.28           0.02
         6/30/99                0.29           0.04
         9/30/99                0.50           0.06
         12/31/99               0.90           0.36

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.175 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 15, 2000, there were 66 shareholders of record of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES, COST OF SYSTEMS REVENUE, CLIENT SERVICES, PRODUCT DEVELOPMENT, AND SALES AND MARKETING: Net revenues included systems revenues and customer support services. Cost of systems revenues included hardware purchases, third party software, commissions and royalties. Client services expenses included salaries and expenses related to implementation, installation and customer support. Product development expenses included salaries and expenses related to development and documentation of software systems, net of capitalized software development costs. Sales and marketing expenses included salaries, advertising, trade show costs and travel expenses related to the sale and marketing of the Company's systems. Following the Transaction, the Company has no ongoing operations, no revenues and has minimal operating expenses. As a result, all of the above categories reflect no amounts for the year ended December 31, 1999. For the year ended December 31, 1998, the final year of operations, the Company had net revenues of $1,151,415, cost of systems revenue of $50,169, client services expense of $812,843, product development expense of $1,030,853 and sales and marketing expense of $411,960.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance, rent and depreciation expenses. General and administrative expenses were $144,351 and $1,113,321 in 1999 and 1998, respectively, representing a decrease of 87%. This decrease was attributable to the asset sale in October of 1998 and the lack of ongoing operations during 1999. Included in the 1998 expense is $260,000 of compensation expense recognized from a 1996 stock option grant, as compared to $0 in 1999. Also included in 1998 expense are $495,675 of retention bonuses paid to employees on June 30 and in October to incentivize employees to remain with the Company through closing of the Transaction and a payment of $187,198 to the Company's former Chief Executive Officer under his employment agreement upon completion of the Transaction. General and administrative expenses for 1999 are comprised primarily of insurance, professional fees and administrative salaries.

OTHER INCOME (EXPENSE) NET: Other income (expense), net is comprised primarily of interest income, interest expense and income from the gain on sale of assets. Interest income increased in 1999 due to the increase in the amount of cash held by the Company during the year. All remaining debt was paid off with the sale to 3M in October 1998, resulting in no interest expense during 1999.


YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUES: Net revenues include systems revenues (composed of software license fees, hardware sales and implementation fees) and customer support services. The Company's net revenues were $1,151,415 and $2,958,160 in 1998 and 1997, respectively, representing a decrease of 61%. Revenues from software license fees decreased 59% to $206,998 in 1998 compared to $501,171 in 1997. Revenues from hardware sales decreased 98% to $24,505 in 1998 compared to $1,363,112 in 1997. Revenues from implementation services decreased 46% to $238,830 in 1998 compared to $444,359 in 1997. Systems revenues decreased throughout the year as implementation of older contracts were completed and no new implementations were initiated. Revenues for 1997 were mainly attributable to software licensing fees, hardware sales and implementation services on 2 new customers initiated in the first quarter of 1997. These two contracts accounted for 41% of net revenues in 1997. Customer support services revenues were $681,082 and $649,518 in 1998 and 1997, respectively, representing a decrease of 5% as the Company's installed client base stayed fairly constant.

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

In 1999, the Company reflected a net loss of $44,188 and cash used in operations of $12,696. For 1998 the Company reported net income of $951,670, as a result of the $3,374,354 gain on sale of assets to 3M, and cash used in operations of $948,197. Net of this gain on sale the Company's net loss would have been $2,422,684. For the year ended December 31, 1997 the Company reflected a net loss of $5,678,215 resulting in net cash used in operations of $3,821,955. For each of the years presented, the Company incurred depreciation and amortization expenses totaling $0, $509,252 and $658,342, respectively.

Net cash provided by investing activities for the two years ended December 31, 1999 and 1998 was $524,958 and $3,219,174, respectively. Cash provided by investing activities was primarily related to the receipt of funds from the asset sale to 3M. Net cash used in investing activities for the year ended December 31, 1997 was $949,733 and was primarily for the purchase of computer and office equipment and capitalized software costs.

Net cash provided by (used in) financing activities for the three years ended December 31, 1999, 1998, and 1997 was $91,728, ($1,483,349), and $3,610,000,
respectively. Net cash provided by financing activities during 1999 was primarily related to proceeds from the exercise of stock options. Net cash used in financing activities during 1998 was primarily related to repayments on long-term obligations and notes payable. During 1997 net cash provided by financing activities was primarily related to proceeds from the sale of convertible preferred stock. For the twelve months ended December 31, 1997, the Company also received net cash of $1,500,000 from the Company's line of credit.

As of December 31, 1999, the Company had total liabilities of only $11,944 and a cash balance of $2,117,016, of which $200,042 is held in escrow to secure the Company's indemnification obligations under the asset sale to 3M. As of March 1, 2000 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

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

ITEM 7.  FINANCIAL STATEMENTS


                                    CONTENTS



------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                8
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
       Balance sheets                                                       9
       Statements of operations                                            10
       Statements of shareholders' equity                                  11
       Statements of cash flows                                            12
       Notes to financial statements                                       14

------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 8, 2000

PACE HEALTH MANAGEMENT SYSTEMS, INC.


BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
ASSETS                                                                       1999             1998
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 5)                                    $  1,916,974     $  1,312,984
   Restricted escrow account (Note 10)                                        200,042          725,000
   Accounts receivable                                                            520            2,798
   Prepaid expenses                                                                --           29,366
                                                                         -----------------------------
                                                                         $  2,117,536     $  2,070,148
                                                                         -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $      2,944     $      2,096
   Accrued expenses                                                             9,000           10,000
                                                                         -----------------------------
             TOTAL CURRENT LIABILITIES                                         11,944           12,096
                                                                         -----------------------------

SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value, authorized 1,000,000
      shares; issued none                                                          --               --
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
      2,875,000 shares (note 9)                                             2,875,000        2,875,000
   Common stock, no par value; authorized 20,000,000 shares;
      issued and outstanding 1999 5,567,436 ; 1998 5,321,784
      shares (note 2)                                                      17,002,272       16,910,544
   Additional paid-in capital                                                 673,486          673,486
   Accumulated deficit                                                    (18,445,166)     (18,400,978)
                                                                         -----------------------------
                                                                            2,105,592        2,058,052
                                                                         -----------------------------
                                                                         $  2,117,536     $  2,070,148
                                                                         =============================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                   1999          1998            1997
----------------------------------------------------------------------------------------
Net revenues:  (Note 8)
   Systems revenues                            $      --     $   470,333     $ 2,308,642
   Customer support services                          --         681,082         649,518
                                               -----------------------------------------
                                                      --       1,151,415       2,958,160
                                               -----------------------------------------

Costs and expenses:
   Cost of systems revenues                           --          50,169       1,415,262
   Client services                                    --         812,243       1,469,993
   Product development (Note 6)                       --       1,030,853       1,922,776
   Purchased research and development                 --              --         588,502
   Sales and marketing                                --         411,960       1,375,999
   General and administrative                    144,351       1,113,321       1,694,337
                                               -----------------------------------------
                                                 144,351       3,418,546       8,466,869
                                               -----------------------------------------
          LOSS FROM OPERATIONS                  (144,351)     (2,267,131)     (5,508,709)
                                               -----------------------------------------

Other income (expense):
   Interest income                                84,323          24,711          13,796
   Interest expense                                   --        (269,050)       (227,567)
   Gain on asset sale (Note 10)                       --       3,374,354              --
   Other                                          15,840          88,786          44,265
                                               -----------------------------------------
                                                 100,163       3,218,801        (169,506)
                                               -----------------------------------------
          INCOME (LOSS) BEFORE INCOME TAXES      (44,188)        951,670      (5,678,215)

Provision for income taxes (Note 4)                   --              --              --
                                               -----------------------------------------
          NET INCOME (LOSS)                    $ (44,188)    $   951,670     $(5,678,215)
                                               =========================================

Earnings (loss) per share (Note 3)
   Basic                                       $   (0.06)    $      0.13     $     (1.06)
                                               =========================================
   Fully diluted                               $   (0.06)    $      0.09     $     (1.06)
                                               =========================================


See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                                        Unearned
                                                                         Additional                       Debt
                                             Preferred                    Paid-In      Accumulated     Guarantee
                                               Stock      Common Stock    Capital        Deficit          Fees          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  $       --    $16,241,444    $116,000     $(13,674,433)    $      --     $ 2,683,011
  Exercise of 1,600 stock options
    (Note 2)                                        --          4,400          --               --            --           4,400
  Issuance of 230,000 shares of
    common stock (Note 7)                           --        664,700          --               --            --         664,700
  Compensation expense recognized
    upon grant of stock options (Note 2)            --             --      96,750               --            --          96,750
  Unearned debt guarantee fees
    recognized upon grant of stock
    warrants                                        --             --     283,142               --      (283,142)             --
  Issuance of 2,250,000 shares of
    Series A convertible
    participating preferred stock            2,250,000             --          --               --            --       2,250,000
  Offering costs associated with the
    issuance of Series A preferred
    stock                                           --             --     (82,406)              --            --         (82,406)
  Net loss                                          --             --          --       (5,678,215)           --      (5,678,215)
  Amortization of unearned debt
    guarantee fees (Note 2)                         --             --          --               --       150,000         150,000
                                            ------------------------------------------------------------------------------------
Balance, December 31, 1997                   2,250,000     16,910,544     413,486      (19,352,648)     (133,142)         88,240
  Issuance of 625,000 shares of
    Series A preferred stock                   625,000             --          --               --            --         625,000
  Amortization of unearned debt
    guarantee fees (Note 2)                         --             --          --               --       133,142         133,142
  Compensation expense recognized
    upon grant of stock options (Note 2)            --             --     260,000               --            --         260,000
  Net income                                        --             --          --          951,670            --         951,670
                                            ------------------------------------------------------------------------------------
Balance, December 31, 1998                   2,875,000     16,910,544     673,486      (18,400,978)           --       2,058,052
  Exercise of 245,652 stock
    options (Note 2)                                --         91,728          --               --            --          91,728
  Net loss                                          --             --          --          (44,188)           --         (44,188)
                                            ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                  $2,875,000    $17,002,272    $673,486     $(18,445,166)    $      --     $ 2,105,592
                                            ====================================================================================


See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           1999            1998           1997
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $  (44,188)    $   951,670     $(5,678,215)
   Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
       Depreciation                                                             -         208,659         292,977
       Amortization                                                             -         300,593         365,365
       Purchased research and development                                       -               -         588,502
       Compensation expense recognized upon grant
         of stock options                                                       -         260,000          96,750
       Gain on sale of assets to 3M (Note 10)                                   -      (3,374,354)              -
       Other                                                                    -               -          49,822
   Change in assets and liabilities:
       (Increase) decrease in accounts receivable                           2,278       1,209,259         (39,482)
       (Decrease) in accounts payable
          and accrued expenses                                               (152)       (390,849)       (240,435)
       Increase (decrease) in customer deposits                                 -        (101,815)        679,115
       Increase (decrease) in other current assets                         29,366         (11,360)         63,646
                                                                       ------------------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                         (12,696)       (948,197)     (3,821,955)
                                                                       ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for net assets of Healthcare
       Software Solutions                                                       -               -         (50,000)
   Capitalized computer software development costs                              -         (59,216)       (589,941)
   Net Proceeds from sale to 3M (Note 10)                                 524,958       3,290,262               -
   Purchase of furniture and equipment                                          -         (11,872)       (309,792)
                                                                       ------------------------------------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            524,958       3,219,174        (949,733)
                                                                       ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for expenses of issuing capital stock                               -               -         (82,406)
   Proceeds from exercise of stock options                                 91,728               -           4,400
   Proceeds from notes payable                                                  -         100,000       2,980,000
   Proceeds from sale of preferred stock                                        -         625,000       2,250,000
   Proceeds from the sale of assets                                             -          24,791               -
   Payments on long-term obligations and
       notes payable                                                            -      (2,233,140)     (1,541,994)
                                                                       ------------------------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              91,728      (1,483,349)      3,610,000
                                                                       ------------------------------------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            603,990         787,628      (1,161,688)

CASH AND CASH EQUIVALENTS
   Beginning                                                            1,312,984         525,356       1,687,044
                                                                       ------------------------------------------
   Ending                                                              $1,916,974     $ 1,312,984     $   525,356
                                                                       ==========================================


                                   (Continued)

PACE HEALTH MANAGEMENT SYSTEMS, INC.


STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                              1999            1998           1997
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION
   Cash payments for interest                                          $        -     $   283,571     $    77,567

 SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
   Purchase of net assets of Healthcare Software Solutions
     Assets acquired (Note 7):
        In-process research and development                                     -               -         588,502
        Accounts receivable                                                     -               -          23,177
        Furniture and equipment, primarily computer
           Equipment                                                            -               -          92,637
        Intangible assets                                                       -               -          70,384
     Liabilities assumed                                                        -               -         (60,000)
                                                                       ------------------------------------------
                                                                                -               -         714,700
      Issuance of common stock                                                  -               -        (664,700)
                                                                       ------------------------------------------
     Cash paid                                                         $        -     $         -     $    50,000
                                                                       ==========================================

   Sale of net assets to 3M:
     Gross cash received                                               $        -     $ 4,025,000     $         -
     Expenses of sale                                                           -        (734,738)              -
                                                                       ------------------------------------------
             PROCEEDS FROM SALE TO 3M (NOTE 10)                                 -       3,290,262               -
     Liabilities assumed
        Deferred revenue                                                        -         862,925               -
        Accrued liabilities                                                     -         104,117               -
        Accounts payable                                                        -         159,311               -
     Restricted escrow on sale                                                  -         725,000               -
     Assets sold
        Furniture, equipment and computer software
           development costs                                                    -      (1,523,265)              -
        Inventory                                                               -         (74,113)              -
        Accounts receivable                                                     -        (163,428)              -
        Other assets                                                            -          (6,455)              -
                                                                       ------------------------------------------
             GAIN ON SALE OF ASSETS TO 3M                              $        -     $ 3,374,354     $         -
                                                                       ==========================================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Prior to the sale of the majority of its assets (Note 10), the Company was in the business of developing, marketing and supporting advanced clinical software that automates the recording, storage and management of patient care information. The software provided complete care management solutions to physicians, nurses and other clinicians in multiple settings at the point of care.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Computer software development costs: Computer software development costs are capitalized and amortized by the greater of (a) the ratio that current gross revenues for software sales bear to the total of current and anticipated future gross revenues for such software sales, or (b) the straight-line method over the estimated economic life, usually three to seven years, of the software. Amortization expense was $0, $167,451, and $202,711 in 1999, 1998 and 1997,
respectively.

At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product and the amount by which the unamortized capitalized costs exceed the net realizable value is written off.

NOTE 2.    COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company has issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. At December 31, 1999, warrants to purchase 176,278 shares were outstanding and exercisable. The warrants provide for reductions in the exercise price under certain terms and conditions and are exercisable at prices ranging from $.50 to $4.58 per share with an average price per share of approximately $2.90.

The Company has issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company has issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through December 2002. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 1999, Series A warrants to purchase 2,830,360 shares were outstanding and exercisable.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

For nominal consideration, the Company has issued a warrant to the underwriter of the initial public offering to purchase 115,445 shares of common stock at an exercise price of $6.00 per share. The warrant was exercisable beginning April 1996 and expires in April 2000.

Common stock options

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the company.

Stock option activity under the stock compensation plan is summarized as follows:

                              Option price                  Available
                                per share     Outstanding   for grant
                              ------------    -----------   ---------

Balance, December 31, 1996    $2.75 - 3.88      461,001       79,420
     Granted                     $1.75            5,000       (5,000)
     Canceled                 $1.75 - 3.25     (210,881)     210,881
                                               --------     --------
Balance, December 31, 1997    $0.50 - 3.88      255,120      285,301
     Granted                     $0.50           15,431      (15,431)
     Canceled                 $1.75 - 3.88      (49,880)      49,880
                                               --------     --------
Balance, December 31, 1998    $0.10 - 0.50      220,671      319,750
     Exercised                $0.10 - 0.50      (69,564)          --
                                               --------     --------
BALANCE, DECEMBER 31, 1999       $0.50          151,107      319,750
                                               ========     ========


On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by Roger Huseman in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 1999, options to purchase all shares were exercisable.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. Options to purchase 152,086 shares with exercise prices of $0.10 and $0.50 were exercised during 1999. As of December 31, 1999, the Company had granted options to purchase 355,900 shares, all of which were exercisable.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Compensation cost charged to income for the grant of stock options for 1999, 1998 and 1997, was $0, $260,000 and $96,750, respectively. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), approximate reported net loss and loss per common and common equivalent share would have been increased to the pro forma amounts shown below:

                                             1999       1998       1997
                                           --------   --------  -----------
Net Income (loss):
             As reported                   $(44,000)  $952,000  $(5,678,000)
             Pro forma                      (44,000)   776,000   (5,958,000)
Basic and diluted income (loss) per
   common share
             As reported                   $  (0.06)  $   0.13  $     (1.06)
             Pro forma                        (0.06)      0.10        (1.14)

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per-share:

                                                                                              Per-Share
                                                                                               Amount
                                                                                             ------------
                                                                                              Net income
                                                        Numerator         Denominator           (loss)
                                                       -----------        -----------        ------------
                                                                  YEAR ENDED DECEMBER 31, 1999
                                                       --------------------------------------------------
Net (loss)                                             $   (44,188)
Dividends in arrears included in the calculation          (287,500)
                                                       -----------
Basic earnings per share, available to
   common stockholders                                    (331,688)       $ 5,567,436        $      (0.06)
                                                                                             ============

Effect of dilutitive securities                                  -                  -
                                                       -----------        -----------
Diluted earnings per share, available to
   common stockholders plus assumed
   conversion of preferred shares                      $  (331,688)       $ 5,567,436        $      (0.06)
                                                       ===========        ===========        ============

                                                                  Year Ended December 31, 1998
                                                       --------------------------------------------------

Net income                                             $   951,670
Dividends in arrears included in the calculation          (273,500)
                                                       -----------
Basic earnings per share, available to
   common stockholders                                     678,170        $ 5,321,784        $       0.13
                                                                                             ============
Effect of dilutitive securities:
   convertible preferred stock                             273,500          5,750,000
                                                       -----------        -----------
Diluted earnings per share, available to
   common stockholders plus assumed
   conversion of preferred shares                      $   951,670        $11,071,784        $       0.09
                                                       ===========        ===========        ============

                                                                  Year Ended December 31, 1997
                                                       --------------------------------------------------

Net (loss)                                             $(5,678,215)
Dividends in arrears included in the calculation           (26,000)
                                                       -----------
Basic (loss) per share, available to
   common stockholders                                  (5,704,715)       $ 5,402,895        $      (1.06)
                                                                                             ============
Effect of dilutitive securities:
   convertible preferred stock                                   -                  -
                                                       -----------        -----------
Diluted (loss) per share, available to
   common stockholders plus assumed
   conversion of preferred shares                      $(5,704,715)       $ 5,402,895        $      (1.06)
                                                       ===========        ===========        ============

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.    INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 1999 and 1998:

Deferred tax assets:                              1999           1998
                                               ----------     ----------
  Net operating loss carryforwards             $6,483,000     $6,502,000
  Research and development
    credit carryforwards                          391,000        338,000
  Compensation expense on stock options           169,000        189,000
  Amortization expense on unearned
    debt guarantee fees                           110,000        113,000
  Other                                             5,000              -
                                               ----------     ----------
                                                7,158,000      7,142,000
  Less valuation allowance                      7,158,000      7,142,000
                                               ----------     ----------
                                               $        -     $        -
                                               ==========     ==========

The Company recorded a valuation allowance of $7,158,000 and $7,142,000, against deferred tax assets at December 31, 1999 and 1998, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of $16,000, ($362,000) and $2,304,000, during 1999, 1998 and 1997, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 1999, 1998 and 1997, due to the following:

                                           1999         1998           1997
                                        --------
Computed federal income
  tax (benefit)                         $(15,000)    $ 385,000     $(2,214,000)
Other, primarily computed state
  income tax benefit                      (1,000)      (23,000)        (90,000)
Accounting losses (income) for
  which deferred deferred federal
  and state income tax benefits
  benefits could not be recognized
  (reduced the valuation allowance)       16,000      (362,000)      2,304,000
                                        --------
                                        $      -     $       -     $         -
                                        ========

At December 31, 1999, the Company has approximately $16,624,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2019.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 6.  RESEARCH AND DEVELOPMENT COSTS

Total research and development costs were approximately $790,944 and $2,296,000 for 1998 and 1997, respectively.

NOTE 7.  PURCHASE OF HEALTHCARE SOFTWARE SOLUTIONS, L.C.

On May 30, 1997, the Company acquired substantially all of the assets, net of certain liabilities, of Healthcare Software Solutions, L.C. (HSS), a developer of ambulatory clinical information systems, for a purchase price of $715,000, which included cash in the amount of $50,000 and 230,000 shares of the Company's common stock.

NOTE 8. MAJOR CUSTOMERS

Net revenues for the years ended December 31, 1999, 1998, and 1997, include the following approximate amounts concentrated with the following customers:

                        1999           1998           1997
                     ----------     ----------     ----------
    Customer A                -            13%            10%
    Customer B                -            19%            21%
    Customer C                -             -             20%
                     ----------     ----------     ----------
                              -            32%            51%
                     ==========     ==========     ==========


NOTE 9. CONVERTIBLE PARTICIPATING PREFERRED STOCK AND VOTING RIGHTS

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $587,500 and $300,00 at December 31, 1999 and 1998, respectively.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.

NOTE 10.   SALE OF ASSETS

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M").

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 was originally placed in escrow to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. In July 1999, the Company received proceeds from the restricted escrow totaling approximately $525,000. At December 31, 1999, approximately $200,000 remains in the escrow account pending resolution of indemnification claims. The Company disputes all claims for indemnification and has made no provision for indemnification claims in the financial statements.

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

John Pappajohn, age 70, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: Radiologix, Inc.; MC Informatics, Inc.; Allion Healthcare, Inc.; and Patient Infosystems, Inc.

EXECUTIVE OFFICERS

All of the Company's executive officers other than Mark J. Emkjer, President and Chief Executive Officer, and Roger D. Huseman, Chief Financial Officer, resigned as employees of the Company following the closing of the Transaction in October 1998. Mr. Emkjer terminated his employment with the Company effective January 1, 1999. Mr. Huseman became a part-time employee of the Company, effective March 1, 1999 and terminated his employment with the company in August of 1999.

ORGANIZATION OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company's financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. From January 1, 1998 through the dates of resignation of Messrs. Spreng and Witonsky, the Audit Committee consisted of Mr. Pappajohn, Mr. Spreng and Mr. Witonsky. No Audit Committee meetings were held in 1999.

The Board of Directors as a whole acts as a nominating committee for candidates for the Board of Directors. Directors are selected without regard to race, creed, color, sex or national origin, and must have demonstrated outstanding business and civic accomplishments. The Board of Directors will consider all candidates recommended by shareholders in accordance with the procedure to be established in the Company's Bylaws which require recommendations to be submitted in writing ninety days in advance of the annual meeting of shareholders. Such recommendations should include the name and address of the shareholder and the candidate pursuant to which the recommendation is being made, such other information about the candidate pursuant to which the recommendation is being made, such other information about the candidate as required to be included in the Company's proxy statement and the consent of the candidate to serve as a director if elected. Recommendations should be sent to the Secretary, PACE Health Management Systems, Inc., 2116 Financial Center, Des Moines, Iowa 50309.

The Board of Directors of the Company held 4 meetings during 1999. All Directors attended at least 75% of the number of meetings of the Board of Directors.

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

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. Mr. Derzon received a nonqualified option to purchase 21,820 shares under the Plan upon his appointment as a director in 1995. During 1999 no options were granted to any board members.

EXECUTIVE COMPENSATION

The Company did not employ a Chief Executive Officer during the year ended December 31, 1999. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 1999 whose total annual salary and bonus for the year exceeded $100,000.

STOCK OPTIONS/SARS/LTIPS

There were no stock options granted during the year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP

The following tables set forth, as of March 15, 2000, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 1999 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company's outstanding voting securities.

                                               NO. OF SHARES
NAME AND ADDRESS                               BENEFICIALLY    PERCENT OF CLASS
OF BENEFICIAL OWNER(3)                          OWNED(1)(8)     OUTSTANDING(9)
--------------------------------------------------------------------------------
COMMON STOCK:

DIRECTORS AND OFFICERS:

   John G. Pappajohn                           5,749,824(2)         55.6
   Bill W. Childs                                 37,474(5)            *
   All present directors and
     named executive officers
     as a group (2 persons)                    5,787,298(9)         55.8

OTHER FIVE PERCENT OR MORE
   SHAREHOLDERS:

   Simon Casady(4)                               314,428(10)         5.6
   Edgewater Private Equity Fund, L.P.(6)      2,227,757(11)        30.6
   William Walters(7)                          2,718,138(12)        34.7

PREFERRED STOCK:

DIRECTORS AND OFFICERS:

John G. Pappajohn                              1,500,000            52.2

OTHER FIVE PERCENT OR MORE
   SHAREHOLDERS:

William Walters                                  875,000            30.4
Edgewater Private Equity Fund, L.P.              500,000            17.4

------------
* Less than 1%.

 1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

 2) Includes 100,000 common stock shares held by Halkis, Ltd. and 109,917 common shares held by the John & Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn, 765,301 common stock shares, 1,500,000 preferred stock shares and presently exercisable warrants to purchase 1,774,606 shares held by Mr. Pappajohn.

 3) Except as noted, the address of each director of the Company is 2116 Financial Center, Des Moines, Iowa 50309.

 4)  Address: 1238 Fulton, Indianola, Iowa 50125.

 5) Includes 37,474 shares issuable upon the exercise of presently exercisable options.

 6)  Address: 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

 7)  Address: 650 Fifth Avenue, New York, NY 10019.

 8) Assumes exercise of options or warrants exercisable on or before December 31, 1999 by the named person or group, but by no other person.

 9) Includes shares, options and warrants held by Messrs. Pappajohn and Childs as described in the notes above.

10) Includes 302,465 shares and presently exercisable warrants to purchase 11,963 shares.

11) Includes 517,090 common stock shares, 500,000 preferred stock shares and presently exercisable warrants to purchase 710,667 shares.

12) Includes 466,699 common stock shares, 875,000 preferred stock shares and presently exercisable warrants to purchase 501,439 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, the Company paid $5,871 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, in reimbursement of expenses directly related to administration of the Company.

During 1997 and the first quarter of 1998, John Pappajohn, who is a Director of the Company and who beneficially owns 34.5% of the Company's Common Stock; IAI Investment Funds, which beneficially owns 48.7% of the Company's Common Stock and which was at that time an affiliate of R. David Spreng, who was then a Director of the Company; Edgewater Private Equity Fund, L.P., which beneficially owns 31.7% of the Company's Common Stock; and an affiliate of EquiTrust Investment Management Services, Inc. (formerly FBL Investment Advisory Services, Inc.), which beneficially owned 26.4% of the Company's Common Stock, purchased an aggregate of 2,875,000 shares of the Company's Preferred Stock at a price of $1.00 per share. Each share of Preferred Stock is convertible into two shares of Common Stock. For additional information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

In August 1997, the Company's Board of Directors reduced the exercise price of all outstanding stock options of the Company to $1.75 per share. In January 1998, the Board of Directors reduced the exercise price of all outstanding stock options to $.50 per share. In adopting each resolution, the Board determined that, prior to the amendment, the options no longer provided an incentive for the holders of such options because the market price of the Company's stock had declined to substantially below the then-effective exercise price of the options. In each case, the Board also determined that the amended exercise price was equal to the fair market value of the Company's common stock, within the meaning of the stock option plans, as of the date of the amendment. These amendments applied to options held by officers and directors of the Company, as well as to options held by employees who were not officers or directors. Also, in consideration for Roger Huseman's staying with the Company after the sale of assets to 3M, the Company reduced the exercise price of all of his outstanding options to $0.10 per share.

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

    6) Incorporated by reference from the Company's definitive Proxy Statement dated September 14, 1998.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PACE HEALTH MANAGEMENT SYSTEMS, INC.
                            ------------------------------------
                            (Registrant)

                            By /s/ John Pappajohn
                            ------------------------------------
                            John Papppajohn, Director

                            March 28, 2000
                            --------------
                            Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2000                      By  /s/ John G. Pappajohn
------------------                      -------------------------------
Dated                                       John G. Pappajohn, Director

March 28, 2000                      By  /s/ Bill W. Childs
------------------                      -------------------------------
Dated                                       Bill W. Childs, Director

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 ITEM                              PAGE
------            ----------------------------------------------         ----

27                Financial Data Schedule                                 34