Form 10QSB
period 2000-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2000-05-12
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended:                       Commission File Number:
          March 31, 2000                                   0-27554
------------------------------------        ------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Iowa                                        42-1297992
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                              2116 Financial Center
                                   666 Walnut
                              Des Moines, IA 50309
       -------------------------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 244-5746
       -------------------------------------------------------------------
                 Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES __X__ NO _____


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
                Class                            April 20, 2000
                -----                            --------------
        Common Stock, no par                        5,687,436

Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                               Page
                                                                           ----

Condensed Balance Sheets
     March 31, 2000 and December 31, 1999                                    3

Condensed Statements of Operations
     Three Months Ended March 31, 2000 and 1999                              4

Condensed Statements of Cash Flows
     Three Months Ended March 31, 2000 and 1999                              5

Notes to Condensed Financial Statements                                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
     PLAN OF OPERATION                                                       7


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    9

ITEM 2. CHANGES IN SECURITIES                                                9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

ITEM 5. OTHER INFORMATION                                                    9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     9

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------

                                                                      MAR. 31, 2000       DEC. 31, 1999
                                                                     ---------------     ---------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $     1,975,487     $     1,916,974
     Restricted escrow account                                               202,802             200,042
     Accounts receivable, net                                                    320                 520
                                                                     ---------------     ---------------
                                                                     $     2,178,609     $     2,117,536
                                                                     ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $         2,000     $        11,944
                                                                     ---------------     ---------------
         TOTAL CURRENT LIABILITIES                                             2,000              11,944
                                                                     ---------------     ---------------

SHAREHOLDERS' EQUITY:
     Convertible participating preferred stock, Series A, no par
         value; issued and outstanding 2,875,000 shares                    2,875,000           2,875,000
     Common stock, issued and outstanding 2000 5,687,436;
         1999 5,567,436 shares                                            17,062,272          17,002,272
     Additional paid-in capital                                              673,486             673,486
     Accumulated deficit                                                 (18,434,149)        (18,445,166)
                                                                     ---------------     ---------------
                                                                           2,176,609           2,105,592
                                                                     ---------------     ---------------
                                                                     $     2,178,609     $     2,117,536
                                                                     ===============     ===============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ---------------------------------
                                                        2000               1999
                                                  --------------     --------------
NET REVENUES                                      $           --     $           --
                                                  --------------     --------------

COSTS AND EXPENSES
      General and administrative                          13,758             52,429
                                                  --------------     --------------
                                                          13,758             52,429
                                                  --------------     --------------

             LOSS FROM OPERATIONS                        (13,758)           (52,429)

INTEREST INCOME                                           24,775             21,303
                                                  --------------     --------------

             INCOME (LOSS) BEFORE INCOME TAXES            11,017            (31,126)

PROVISION FOR INCOME TAXES                                    --                 --
                                                  --------------     --------------

             NET INCOME (LOSS)                    $       11,017     $      (31,126)
                                                  ==============     ==============

INCOME (LOSS) PER SHARE
      Basic                                       $         0.00     $        (0.02)
                                                  ==============     ==============
      Fully Diluted                               $         0.00     $        (0.02)
                                                  ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
      AND COMMON EQUIVALENT SHARES
      OUTSTANDING                                      5,687,436          5,321,784
                                                  ==============     ==============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  2000              1999
                                                                --------------     --------------
Net Income (loss)                                               $       11,017     $      (31,126)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
     Depreciation                                                           --                 --
     Amortization                                                           --                 --
Change in assets and liabilities:
     Decrease in accounts receivable                                       200              1,278
     (Increase) decrease in other current assets                        (2,760)            10,062
     (Decrease) in accounts payable and accrued expenses                (9,944)              (825)
                                                                --------------     --------------
         NET CASH (USED IN) OPERATING ACTIVITIES                        (1,487)           (20,611)
                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of stock options                        60,000                 --
                                                                --------------     --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          60,000                 --
                                                                --------------     --------------

     NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH
          EQUIVALENTS                                                   58,513            (20,611)

UNRESTRICTED CASH AND CASH EQUIVALENTS
Beginning                                                            1,916,974          1,312,984
                                                                --------------     --------------
Ending                                                          $    1,975,487     $    1,292,373
                                                                ==============     ==============


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 1999. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. At March 31, 2000, approximately $203,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims. The Company disputes all claims for indemnification and has made no provision for indemnification claims in the financial statements.

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

NOTE 3. BASIC AND DILUTED INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive.

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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. At March 31, 2000, approximately $203,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims. The Company disputes all claims for indemnification and has made no provision for indemnification claims in the financial statements.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has only no employees. The Company's March 31, 2000 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2 million and minimal liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal, insurance and depreciation expenses. General and administrative expenses were $13,758 and $52,429 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 73.8%. 2000 expenses consist primarily of bookkeeping costs and expenses associated with shareholder relations and SEC reporting requirements. 1999 expenses include the above, in addition to insurance costs and salary and salary related expenses of one employee.

INTEREST INCOME: Interest income was $24,775 and $21,303 for the three months ended March 31, 2000 and 1999, respectively.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2000 and 1999 was $58,513 and $20,611, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's March 31, 2000 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of over $2 million and minimal liabilities.

Net cash provided by financing activities for the three months ended March 31, 2000 was $60,000 from the exercise of stock options.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
-----------------------------------
(Registrant)

   April 20, 2000                  /s/ John Pappajohn
---------------------  ------------------------------------------
       Dated                    John Pappajohn, Director