Form 10QSB
period 2000-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2000-08-11
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                   Commission File Number:
    June 30, 2000                                                0-27554
----------------------                                   -----------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Iowa                                         42-1297992
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                              2116 Financial Center
                                   666 Walnut
                              Des Moines, IA 50309
              ----------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 244-5746
                -----------------------------------------------
                Issuer's telephone -number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES __X__ NO _____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
               Class                                  July 28, 2000
               -----                                  -------------
          Common Stock, no par                           5,716,074

Transitional Small Business Disclosure Format (Check one):
                                                           YES _____   NO __X__.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS                                    Page
                                                                  ------

  Condensed Balance Sheets
        June 30, 2000 and December 31, 1999                           3

  Condensed Statements of Operations
        Three Months and Six Months Ended June 30, 2000 and 1999      4

  Condensed Statements of Cash Flows
        Six Months Ended June 30, 2000 and 1999                       5

  Notes to Condensed Financial Statements                             6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                             7


                           PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                          9

  ITEM 2.  CHANGES IN SECURITIES                                      9

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        9

  ITEM 5.  OTHER INFORMATION                                          9

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           9

                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     JUNE 30, 2000     DEC. 31, 1999
                                                                     -------------     -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                       $  1,956,457      $  1,916,974
      Restricted escrow account                                            205,759           200,042
      Accounts receivable, net                                                 320               520
      Prepaid Insurance                                                     20,417                --
                                                                      ------------      ------------
                                                                      $  2,182,953      $  2,117,536
                                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                           $         --      $     11,944
                                                                      ------------      ------------
            TOTAL CURRENT LIABILITIES                                           --            11,944
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY:
      Convertible participating preferred stock, Series A,
            no par value; issued and outstanding 2,875,000 shares        2,875,000         2,875,000
      Common stock, no par value, issued and outstanding
            2000 5,716,074; 1999 5,567,436 shares                       17,065,136        17,002,272
      Additional paid-in capital                                           673,486           673,486
      Accumulated deficit                                              (18,430,669)      (18,445,166)
                                                                      ------------      ------------
                                                                         2,182,953         2,105,592
                                                                      ------------      ------------
                                                                      $  2,182,953      $  2,117,536
                                                                      ============      ============

  See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                  ----------------------------      ----------------------------
                                                     2000             1999             2000             1999
                                                  -----------      -----------      -----------      -----------
NET REVENUES                                      $        --      $        --      $        --      $        --
                                                  -----------      -----------      -----------      -----------

COSTS AND EXPENSES
      General and administrative                       24,588           57,948           38,346          110,377
                                                  -----------      -----------      -----------      -----------
                                                       24,588           57,948           38,346          110,377
                                                  -----------      -----------      -----------      -----------

            (LOSS) FROM OPERATIONS                    (24,588)         (57,948)         (38,346)        (110,377)

INTEREST INCOME                                        28,068           20,686           52,843           41,989
                                                  -----------      -----------      -----------      -----------

            INCOME (LOSS) BEFORE INCOME TAXES           3,480          (37,262)          14,497          (68,388)

PROVISION FOR INCOME TAXES                                 --               --               --               --
                                                  -----------      -----------      -----------      -----------
            NET INCOME (LOSS)                     $     3,480      $   (37,262)     $    14,497      $   (68,388)
                                                  ===========      ===========      ===========      ===========

LOSS PER SHARE
      Basic                                       $      0.00      $     (0.01)     $      0.00      $     (0.01)
                                                  ===========      ===========      ===========      ===========
      Fully diluted                               $      0.00      $     (0.02)     $      0.00      $     (0.03)
                                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON
      EQUIVALENT SHARES
      OUTSTANDING                                   5,703,801        5,321,784        5,650,968        5,321,784
                                                  ===========      ===========      ===========      ===========




See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           2000             1999
                                                                            -----------      -----------
Net income (loss)                                                           $    14,497      $   (68,388)
Change in assets and liabilities:
      Decrease in accounts receivable                                               200            1,678
      (Increase) decrease in other current assets                               (26,134)           4,681
      (Decrease) in accounts payable and accrued expenses                       (11,944)          (5,596)
                                                                            -----------      -----------
            NET CASH (USED IN) OPERATING ACTIVITIES                             (23,381)         (67,625)
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                                62,864               --
                                                                            -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                  62,864               --
                                                                            -----------      -----------

      NET INCREASE (DECREASE) IN UNRESTRICTED CASH AND CASH EQUIVALENTS          39,483          (67,625)

UNRESTRICTED CASH AND CASH EQUIVALENTS
Beginning                                                                     1,916,974        1,312,984
                                                                            -----------      -----------
Ending                                                                      $ 1,956,457      $ 1,245,359
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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. At June 30, 2000, approximately $206,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims. The Company disputes all claims for indemnification and has made no provision for indemnification claims in the financial statements.

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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. At June 30, 2000, approximately $206,000 currently remains in the escrow account pending resolution of certain disputed indemnification claims. The Company disputes all claims for indemnification and has made no provision for indemnification claims in the financial statements.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's June 30, 2000 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2 million and no liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for corporate administration and finance, legal, and insurance. General and administrative expenses were $24,588 and $57,948 for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 57.6%. General and administrative expenses were $38,346 and $110,377 for the six months ended June 30, 2000 and 1999, respectively, representing a decrease of 65.3%. 2000 expenses consist primarily of bookkeeping costs and expenses associated with shareholder relations and SEC reporting requirements. 1999 expenses include the above, in addition to insurance costs and salary and salary related expenses of one employee.

INTEREST INCOME: Interest income was $28,068 and $20,686 for the three months ended June 30, 2000 and 1999, respectively. Interest income was $52,843 and $41,989 for the six months ended June 30, 2000 and 1999, respectively.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was $23,381 and $67,625, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's June 30, 2000 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of over $2 million and no liabilities.

Net cash provided by financing activities for the six months ended June 30, 2000 was $62,864 from the exercise of stock options.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
-----------------------------------
(Registrant)

          July 28, 2000                         /s/ John Pappajohn
-----------------------------------     ----------------------------------------
              Dated                          John Pappajohn, Director