Form 10QSB
period 2000-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2000-10-27
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended:                      Commission File Number:
        September 30, 2000                                0-27554
-----------------------------------         ------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Iowa                                     42-1297992
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

                              2116 Financial Center
                                   666 Walnut
                              Des Moines, IA 50309
          -------------------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (515) 244-5746
          -------------------------------------------------------------
                 Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
              Class                               October 18, 2000
              -----                               ----------------
       Common Stock, no par                           5,716,074

Transitional Small Business Disclosure Format (Check one): YES ___  NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS                                             Page
                                                                            ----

  Condensed Balance Sheets
       September 30, 2000 and December 31, 1999                               3

  Condensed Statements of Operations
       Three Months and Nine Months Ended September 30, 2000 and 1999         4

  Condensed Statements of Cash Flows
       Nine Months Ended September 30, 2000 and 1999                          5

  Notes to Condensed Financial Statements                                     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
       PLAN OF OPERATION                                                      7


                           PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                  9

  ITEM 2.  CHANGES IN SECURITIES                                              9

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    9

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9

  ITEM 5.  OTHER INFORMATION                                                  9

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   9

                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   SEPT. 30, 2000     DEC. 31, 1999
                                                                    ------------       ------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,969,052       $  1,916,974
     Restricted escrow account (Note 2)                                  104,482            200,042
     Accounts receivable, net                                                320                520
     Prepaid Insurance                                                    14,292                 --
                                                                    ------------       ------------
                                                                    $  2,088,146       $  2,117,536
                                                                    ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $        --        $     11,944
                                                                    ------------       ------------
         TOTAL CURRENT LIABILITIES                                           --              11,944
                                                                    ------------       ------------
SHAREHOLDERS' EQUITY:
     Convertible participating preferred stock, Series A,
         no par value; issued and outstanding 2,875,000 shares         2,875,000          2,875,000
     Common stock, no par value, issued and outstanding
         September 30, 2000 5,716,074; December 31, 1999
         5,567,436 shares                                             17,065,136         17,002,272
     Additional paid-in capital                                          673,486            673,486
     Accumulated deficit                                             (18,525,476)       (18,445,166)
                                                                    ------------       ------------
                                                                       2,088,146          2,105,592
                                                                    ------------       ------------
                                                                    $  2,088,146       $  2,117,536
                                                                    ============       ============

  See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ----------------------------      ----------------------------
                                                      2000             1999             2000             1999
                                                 -----------      -----------      -----------      -----------
NET REVENUES                                     $        --      $        --      $        --      $        --
                                                 -----------      -----------      -----------      -----------
COSTS AND EXPENSES
     General and administrative                       19,542           17,855           57,888          128,232
                                                 -----------      -----------      -----------      -----------
                                                      19,542           17,855           57,888          128,232
                                                 -----------      -----------      -----------      -----------
         (LOSS) FROM OPERATIONS                      (19,542)         (17,855)         (57,888)        (128,232)

INTEREST INCOME                                       29,217           35,203           82,060           77,192
PURCHASE PRICE ADJUSTMENT (Note 2)                  (104,482)              --         (104,482)              --
                                                 -----------      -----------      -----------      -----------
         INCOME (LOSS) BEFORE INCOME TAXES           (94,807)          17,348          (80,310)         (51,040)

PROVISION FOR INCOME TAXES                                --               --               --               --
                                                 -----------      -----------      -----------      -----------
         NET INCOME (LOSS)                       $   (94,807)     $    17,348      $   (80,310)     $   (51,040)
                                                 ===========      ===========      ===========      ===========
INCOME (LOSS) PER SHARE
     Basic                                       $     (0.03)     $     (0.01)     $     (0.05)     $     (0.05)
                                                 ===========      ===========      ===========      ===========
     Fully diluted                               $     (0.03)     $     (0.01)     $     (0.05)     $     (0.05)
                                                 ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                 5,716,074        5,321,784        5,672,542        5,321,784
                                                 ===========      ===========      ===========      ===========

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     2000                1999
                                                                    -----------         -----------
Net (loss)                                                          $   (80,310)        $   (51,040)
Purchase price adjustment                                               104,482                  --
Change in assets and liabilities:
     Decrease in accounts receivable                                        200               1,998
     (Increase) decrease in other current assets                        (23,214)            542,240
     (Decrease) in accounts payable and accrued expenses                (11,944)            (10,796)
                                                                    -----------         -----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (10,786)            482,402
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of stock options                         62,864               7,136
                                                                    -----------         -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           62,864               7,136
                                                                    -----------         -----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                           52,078             489,538

CASH AND CASH EQUIVALENTS
Beginning                                                             1,916,974           1,312,984
                                                                    -----------         -----------
Ending                                                              $ 1,969,052         $ 1,802,522
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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. At September 30, 2000, approximately $209,000 currently remains in the escrow account. Based upon information available, the Company has recognized a purchase price adjustment of $104,482. It is anticipated that this amount will be paid to 3M as an adjustment to the original purchase price with the remaining amount in the escrow account being returned to the Company.

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

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                    September 30,
                                          ----------------------------      ----------------------------
                                              2000              1999             2000            1999
                                          ----------------------------      ----------------------------
Net income (loss)                         $   (94,807)     $    17,348      $   (80,310)     $   (51,040)
Preferred dividends in arrears                (71,875)         (71,875)        (215,625)        (215,625)
                                          ----------------------------      ----------------------------
Net income (loss) available to common
shareholders                              $  (166,682)     $   (54,527)     $  (295,935)     $  (266,665)
                                          ============================      ============================
 Weighted average shares outstanding        5,716,074        5,321,784        5,672,542        5,321,784
                                          ============================      ============================
Basic and diluted (loss) per share        $     (0.03)     $     (0.01)     $     (0.05)     $     (0.05)
                                          ============================      ============================

All outstanding options and warrants, as well as the convertible preferred stock, are anti-dilutive. Therefore, basic and diluted earnings (loss) per share are the same for all periods presented.


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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. At September 30, 2000, approximately $209,000 currently remains in the escrow account. Based upon information available, the Company has recognized a purchase price adjustment of $104,482. It is anticipated that this amount will be paid to 3M as an adjustment to the original purchase price with the remaining amount in the escrow account being returned to the Company.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's September 30, 2000 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) in excess of $2 million and no liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for corporate administration and finance, legal, and insurance. General and administrative expenses were $19,542 and $17,855 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 9.4%. General and administrative expenses were $57,888 and $128,232 for the nine months ended September 30, 2000 and 1999, respectively, representing a decrease of 54.9%. 2000 expenses consist primarily of bookkeeping costs, expenses associated with shareholder relations and SEC reporting requirements, and insurance. 1999 expenses include the above, in addition to salary and salary related expenses of one employee.

INTEREST INCOME AND PURCHASE PRICE ADJUSTMENT: Interest income was $29,217 and $35,203 for the three months ended September 30, 2000 and 1999, respectively. Interest income was $82,060 and $77,192 for the nine months ended September 30, 2000 and 1999, respectively. As described elsewhere herein, the Company recognized a purchase price adjustment of $104,482 during the three months ended September 30, 2000.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2000 was $10,786. Net cash provided by operating activities for the nine months ended September 30, 1999 was $482,402, due primarily to the release of $525,000 from the restricted escrow account as discussed above. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's September 30, 2000 balance sheet reflects cash (including the escrow balance pursuant to the Transaction) of over $2 million and no liabilities.

Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $62,864 and $7,136, respectively. Net cash provided by financing activities was from the exercise of stock options.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
-----------------------------------
(Registrant)

    October 20, 2000                       /s/ John Pappajohn
--------------------------                 -------------------------------------
          Dated                            John Pappajohn, Director