Form 10KSB40
period 2000-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2001-04-02
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

__X__ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000

_____ Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-27554


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                      ------------------------------------
           (Name of small business issuer as specified in its charter)

                    Iowa                               42-1297992
-------------------------------------    ---------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)

                              2116 Financial Center
                              Des Moines, IA 50309
--------------------------------------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (515) 244-5746
                      ------------------------------------
                (Issuer's telephone number, including area code)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock, no par
                              --------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 23, 2001 as reported by Reuters, Ltd., was approximately $328,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Number of Shares Outstanding
                  Class                       March 23, 2001
                  -----                       --------------
           Common Stock, no par                  5,716,074


Transitional Small Business Disclosure Format (Check one): YES ___ NO _X_

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I.

                                                                            Page
                                                                            ----
ITEM 1.     Description of Business                                           1

ITEM 2.     Description of Property                                           2

ITEM 3.     Legal Proceedings.                                                2

ITEM 4.     Submission of Matters to a Vote of Security Holders               2

                                    PART II.

ITEM 5.     Market for Common Equity and Related Shareholder Matters          3

ITEM 6.     Management's Discussion and Analysis or Plan of Operation         3

ITEM 7.     Financial Statements                                              5

ITEM 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         17

                                    PART III.

ITEM 9.     Directors, Executive Officers, Promoters and Control Person,
            Compliance With Section 16(a) of the Exchange Act                17

ITEM 10.    Executive Compensation                                           18

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management   18

ITEM 12.    Certain Relationships and Related Transactions                   20

ITEM 13.    Exhibits and Reports on Form 8-K                                 20

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

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. In December 2000, the Company received final proceeds from the restricted escrow account totaling $104,953. A like amount was also paid to 3M in final settlement and as an adjustment to the purchase price.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's December 31, 2000 balance sheet reflects cash in excess of $2.0 million and no liabilities.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2000.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Beginning May 19, 1998, PACE Common Stock has been quoted on the OTC Bulletin Board under the symbol "PCES." From the Company's initial public offering on April 27, 1995 through May 18, 1998, the Company's Common Stock was traded on The Nasdaq SmallCap Market. The following table sets forth the range of high and low sales prices of the Company's Common Stock by quarter over the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

               Quarter ended            High             Low
               ------------------------------------------------------
               3/31/99                  0.28             0.02
               6/30/99                  0.29             0.04
               9/30/99                  0.50             0.06
               12/31/99                 0.90             0.36
               3/31/00                  0.81             0.40
               6/30/00                  0.73             0.22
               9/30/00                  0.34             0.17
               12/31/00                 0.18             0.05

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.10 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 23, 2001, there were 65 shareholders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

REVENUES: Following the Transaction, the Company has no ongoing operations or revenues.

GENERAL AND ADMINISTRATIVE: General and administrative expenses include salaries and expenses for the corporate administration and finance, legal and accounting, insurance, rent and depreciation expenses. General and administrative expenses were $83,250 and $144,351 in 2000 and 1999, respectively, representing a decrease of 42%.

OTHER INCOME (EXPENSE) NET: Other income (expense), net is comprised primarily of interest income and an adjustment to the gain on sale of assets. Interest income was $109,034 and $84,323 in 2000 and 1999, respectively. As described elsewhere herein, the Company recognized a purchase price adjustment of $104,953 during 2000.

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

The Company recorded net losses of $79,169 and $44,188 with cash used in operations of $3,990 and $12,696 for 2000 and 1999 respectively.

Net cash provided by investing activities for the years ended December 31, 2000 and 1999 was $104,953 and $524,958 respectively, and resulted from the receipt of funds from the asset sale to 3M.

Net cash provided by financing activities for the years ended December 31, 2000 and 1999 was $62,864 and $91,728, respectively, and resulted from proceeds from the exercise of stock options and warrants.

As of December 31, 2000, the Company had no liabilities and a cash balance of $2,080,801. As of March 1, 2001 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

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

ITEM 7. FINANCIAL STATEMENTS


                                    CONTENTS


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                  6
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
       Balance sheets                                                         7
       Statements of operations                                               8
       Statements of shareholders' equity                                     9
       Statements of cash flows                                              10
       Notes to financial statements                                         11

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 2, 2001

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS                                                                    2000               1999
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 5)                                $    2,080,801     $    1,916,974
   Restricted escrow account (Note 7)                                            --            200,042
   Accounts receivable                                                          320                520
   Prepaid expenses                                                           8,166                 --
                                                                     ----------------------------------
                                                                     $    2,089,287     $    2,117,536
                                                                     ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $           --     $        2,944
   Accrued expenses                                                              --              9,000
                                                                     ----------------------------------
             TOTAL CURRENT LIABILITIES                                           --             11,944
                                                                     ----------------------------------

SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value, authorized 1,000,000
       shares; issued none                                                       --                 --
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
       2,875,000 shares (Note 6)                                          2,875,000          2,875,000
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 2000 5,716,074 ; 1999 5,567,436
       shares (Note 2)                                                   17,065,136         17,002,272
   Additional paid-in capital                                               673,486            673,486
   Accumulated deficit                                                  (18,524,335)       (18,445,166)
                                                                     ----------------------------------
                                                                          2,089,287          2,105,592
                                                                     ----------------------------------
                                                                     $    2,089,287     $    2,117,536
                                                                     ==================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000             1999
------------------------------------------------------------------------------
Net revenues                                    $         --     $         --

General and administrative expenses (Note 8)          83,250          144,351
                                                ------------------------------
          LOSS FROM OPERATIONS                       (83,250)        (144,351)
                                                ------------------------------

Other income (expense):
   Interest income                                   109,034           84,323
   Adjustment to gain on asset sale (Note 7)        (104,953)              --
   Other                                                  --           15,840
                                                ------------------------------
                                                       4,081          100,163
                                                ------------------------------
          (LOSS) BEFORE INCOME TAXES                 (79,169)         (44,188)

Provision for income taxes (Note 4)                       --               --
                                                ------------------------------
          NET (LOSS)                            $    (79,169)    $    (44,188)
                                                ==============================

(Loss) per share (Note 3)
   Basic                                        $      (0.06)    $      (0.06)
                                                ==============================
   Fully diluted                                $      (0.06)    $      (0.06)
                                                ==============================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                Additional
                                      Preferred      Common       Paid-In     Accumulated
                                        Stock        Stock        Capital       Deficit         Total
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         $  2,875,000  $ 16,910,544  $    673,486  $(18,400,978)  $  2,058,052
  Exercise of 245,652 stock
    options (Note 2)                         --        91,728            --            --         91,728
  Net loss                                   --            --            --       (44,188)       (44,188)
                                   ----------------------------------------------------------------------
Balance, December 31, 1999            2,875,000    17,002,272       673,486   (18,445,166)     2,105,592
  Exercise of 148,638 stock
    options and warrants (Note 2)            --        62,864            --            --         62,864
  Net loss                                   --            --            --       (79,169)       (79,169)
                                   ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000         $  2,875,000  $ 17,065,136  $    673,486  $(18,524,335)  $  2,089,287
                                   ======================================================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     2000            1999
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                   $    (79,169)    $    (44,188)
   Adjustments to reconcile net (loss) to net cash (used in)
         operating activities
       Adjustment to gain on sale of assets to 3M (Note 7)           104,953               --
   Change in assets and liabilities:
       Decrease in accounts receivable                                   200            2,278
       (Increase) decrease in prepaid expenses and other             (18,030)          29,366
            current assets
       (Decrease) in accounts payable
          and accrued expenses                                       (11,944)            (152)
                                                                ------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                     (3,990)         (12,696)
                                                                ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sale to 3M (Note 7)                             104,953          524,958
                                                                ------------------------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                 104,953          524,958
                                                                ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants               62,864           91,728
                                                                ------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   62,864           91,728
                                                                ------------------------------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                  163,827          603,990

CASH AND CASH EQUIVALENTS
   Beginning                                                       1,916,974        1,312,984
                                                                ------------------------------
   Ending                                                       $  2,080,801     $  1,916,974
                                                                ==============================


                                   (Continued)

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company has issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. Warrants to purchase 52,003 shares with an exercise price ranging from $0.50 to $3.67 expired during 2000. Warrants to purchase 19,092 shares with an exercise price of $0.10 were exercised during 2000. At December 31, 2000, warrants to purchase 105,183 shares were outstanding and exercisable. The warrants provide for reductions in the exercise price under certain terms and conditions and are exercisable at prices ranging from $.50 to $3.67 per share with an average price per share of approximately $1.11.

The Company has issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company has issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through August 2003. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 2000, Series A warrants to purchase 2,830,360 shares were outstanding and exercisable.

For nominal consideration, the Company has issued a warrant to the underwriter of the initial public offering to purchase 115,445 shares of common stock at an exercise price of $6.00 per share. The warrant was exercisable beginning April 1996 and expired in April 2000.

Common stock options

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the Company. On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by one employee in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 2000, all options to purchase shares were either exercised or expired.

Stock option activity under the 1995 stock compensation plan is summarized as follows:

                                      Option price                    Available
                                        per share     Outstanding     for grant
                                     --------------  --------------  -----------

       Balance, December 31, 1998     $0.10 - 0.50        220,671       319,750
            Exercised                 $0.10 - 0.50        (69,564)           --
                                                     --------------  -----------
       Balance, December 31, 1999     $0.10 - 0.50        151,107       319,750
            Exercised                     $0.10            (9,546)           --
            Expired                       $0.50          (141,561)      141,561
                                                     --------------  -----------
       BALANCE, DECEMBER 31, 2000         $0.50                --       461,311
                                                     ==============  ===========

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was changed to $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. Options to purchase 335,700 shares with an exercise price of $0.50 expired during 2000. Options to purchase 10,000 shares with an exercise price of $0.50 were exercised during 2000 and 152,086 shares with exercise prices of $0,10 to $0.50 were exercised in 1999. As of December 31, 2000, 1999 and 1998 options to purchase 10,200, 355,900 and 507,986 shares were outstanding, all of which were exercisable.

In March 1996, the Company granted a nonqualified stock option to an officer of the Company to purchase 210,000 shares of common stock, all of which were exercisable at the price of $0.50 per share. Options expire on the second anniversary of the date the employee ceased employment with the Company. Options to purchase 100,000 shares with an exercise price of $0.50 expired in 2000. Options to purchase 110,000 shares at an exercise price of $0.50 per share were exercised during 2000.

There was no compensation cost charged to income for the grant of stock options for 2000 and 1999. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123), approximate reported net loss and loss per common and common equivalent share would have been increased to the pro forma amounts shown below:

                                                  2000            1999
                                              ------------    ------------
Net Income (loss):
             As reported                      $   (79,000)    $   (44,000)
             Pro forma                            (79,000)        (44,000)
Basic and diluted income (loss) per
   common share
             As reported                      $     (0.06)    $     (0.06)
             Pro forma                              (0.06)          (0.06)

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per-share:

                                                                                       Per-Share
                                                                                         Amount
                                                                                      ------------
                                                                                          Net
                                                      Numerator       Denominator        (loss)
                                                    ------------     ------------     ------------
                                                             YEAR ENDED DECEMBER 31, 2000
                                                    ----------------------------------------------
Net (loss)                                          $    (79,169)
Dividends in arrears included in the calculation        (287,500)
                                                    ------------
Basic earnings per share, available to
   common stockholders                                  (366,669)       5,683,197    $      (0.06)
                                                                                     ============

Effect of dilutitive securities                               --               --
                                                    ------------     ------------
Diluted earnings per share, available to
   common stockholders plus assumed
   conversion of preferred shares                   $   (366,669)       5,683,197    $      (0.06)
                                                    ============     ============    ============

                                                              Year Ended December 31, 1999
                                                    ----------------------------------------------
Net (loss)                                          $    (44,188)
Dividends in arrears included in the calculation        (287,500)
                                                    ------------
Basic earnings per share, available to
   common stockholders                                  (331,688)       5,567,436    $      (0.06)
                                                                                     ============
Effect of dilutitive securities:
   convertible preferred stock                                --               --
                                                    ------------     ------------
Diluted earnings per share, available to
   common stockholders plus assumed
   conversion of preferred shares                   $   (331,688)       5,567,436    $      (0.06)
                                                    ============     ============    ============

NOTE 4. INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 2000 and 1999:

Deferred tax assets:                                                      2000          1999
                                                                      ------------  ------------
Net operating loss carryforwards                                      $  6,526,000  $  6,483,000
Research and development credit carryforwards                              391,000       391,000
Compensation expense on stock options                                           --       169,000
Amortization expense on unearned debt guarantee fees                       110,000       110,000
Other                                                                           --         5,000
                                                                      ------------  ------------
                                                                         7,027,000     7,158,000
Less valuation allowance                                                 7,027,000     7,158,000
                                                                      ------------  ------------
                                                                      $         --  $         --
                                                                      ============  ============

The Company recorded a valuation allowance of $7,027,000 and $7,158,000, against deferred tax assets at December 31, 2000 and 1999, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of ($131,000) and $16,000 during 2000 and 1999, respectively.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 2000 and 1999, due to the following:

                                                        2000             1999
                                                    ------------     ------------
Computed federal income tax (benefit)               $    (28,000)    $    (15,000)
Other, primarily computed state income tax
  benefit                                                 (2,000)          (1,000)
Effect of stock options exercised and expired            161,000               --
Accounting losses (income) for which deferred
  deferred federal and state income tax benefits
  benefits could not be recognized (reduced
  the valuation allowance)                              (131,000)          16,000
                                                    ------------     ------------
                                                    $         --     $         --
                                                    ============     ============

At December 31, 2000, the Company has approximately $16,733,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2020.

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

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $875,000 and $587,500 at December 31, 2000 and 1999, respectively.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SALE OF ASSETS

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company ("3M").

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash (of which $750,000 was originally placed in escrow to secure the Company's indemnification obligations under the Asset Purchase Agreement), plus the assumption of substantially all of the Company's liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. In July 1999, the Company received proceeds from the restricted escrow totaling approximately $525,000. In December 2000, the Company received final proceeds from the restricted escrow account totaling $104,953. A like amount was also paid to 3M in final settlement and as an adjustment to the purchase price.

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

NOTE 8. RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $42,674 and $5,851 in 2000 and 1999, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's Articles of Incorporation provide that the Board of Directors will consist of no less than three and no more than seven members and that the Board is divided into three classes, each class to be as nearly equal in number as possible. Presently the Company has one Director -- John Pappajohn -- and six vacancies. Following the closing of the Transaction, board members Mark J. Emkjer, Carl S. Witonsky, R. David Spreng and Gordon M. Derzon resigned. Board member Bill Childs resigned in November 2000. None of the resigning directors has furnished the Company with any letter describing any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The term of Director John Pappajohn expired in 1998. Mr. Pappajohn is continuing his position until such time as the next annual meeting of shareholders. The Company does not intend to incur the expense of convening such a meeting because it will either complete a follow-on transaction or dissolve and does not intend to engage in any further business activities.

DIRECTORS OF THE COMPANY

The following paragraphs set forth information concerning each of the current Directors of the Company:

John Pappajohn, age 72, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: MC Informatics, Inc.; Allion Healthcare, Inc.; and Patient Infosystems, Inc.

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

ORGANIZATION OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company's financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. From January 1, 1998 through the dates of resignation of Messrs. Spreng and Witonsky, the Audit Committee consisted of Mr. Pappajohn, Mr. Spreng and Mr. Witonsky. Four Audit Committee meetings were held during 2000.

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

The Board of Directors of the Company held four meetings during 2000.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Nonemployee directors who are not affiliated with principal shareholders and who began service as directors prior to February 1995 received nonqualified warrants to purchase Common Stock. All warrants issued to nonemployee directors prior to February 1995 have expired and are no longer outstanding.

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. During 2000, no options were granted to any board members.

EXECUTIVE COMPENSATION

The Company did not employ a Chief Executive Officer during the year ended December 31, 2000. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2000 whose total annual salary and bonus for the year exceeded $100,000.

STOCK OPTIONS/SARs/LTIPs

There were no stock options, stock appreciation rights or restricted stock units granted during the year ended December 31, 2000. There were no payments made on any long-term incentive plans during the year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP

The following tables set forth, as of March 23, 2001, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 2000 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company's outstanding voting securities.

NAME AND ADDRESS                                    NO. OF SHARES         PERCENT OF CLASS
OF BENEFICIAL OWNER(3)                         BENEFICIALLY OWNED(1)(7)    OUTSTANDING(8)
COMMON STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                 5,706,648 (2)            54.6
     All present directors and named executive
       officers as a group (1 person)               5,706,648 (8)            54.6

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Simon Casady (4)                                 302,465 (9)             5.3
     Edgewater Private Equity Fund, L.P. (5)        2,213,520(10)            29.9
     William Walters (6)                            2,689,199(11)            33.9

PREFERRED STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                 1,500,000                52.2

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     William Walters                                  875,000                30.4
     Edgewater Private Equity Fund, L.P.              500,000                17.4

------------
1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

2) Includes 100,000 common stock shares held by Halkis, Ltd. and 109,917 common shares held by the John & Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn, 765,301 common stock shares, 1,500,000 preferred stock shares and presently exercisable warrants to purchase 1,731,430 shares held by Mr. Pappajohn.

3) Except as noted, the address of each director of the Company is 2116 Financial Center, Des Moines, Iowa 50309.

4)    Address: 1238 Fulton, Indianola, Iowa 50125.

5)    Address: 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

6)    Address: 650 Fifth Avenue, New York, NY 10019.

7) Assumes exercise of options or warrants exercisable on or before December 31, 2000 by the named person or group, but by no other person.

8)    Includes shares, options and warrants as described in the notes above.

9)    Includes 302,465 common shares.

10) Includes 517,090 common stock shares, 500,000 preferred stock shares and presently exercisable warrants to purchase 696,430 shares.

11) Includes 466,699 common stock shares, 875,000 preferred stock shares and presently exercisable warrants to purchase 472,500 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Company paid $2,500 on a monthly basis, plus direct expenses, for a total of $42,674 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, in reimbursement of expenses related to administration of the Company.

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

6) Incorporated by reference from the Company's definitive Proxy Statement dated September 14, 1998.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the year ended December 31, 2000.

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

                                   PACE HEALTH MANAGEMENT SYSTEMS, INC.
                                   -----------------------------------
                                   (Registrant)

                                   By /s/ John Pappajohn
                                   ---------------------
                                   John Pappajohn, Director

                                   March 28, 2001
                                   --------------
                                   Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2001                      By /s/ John Pappajohn
------------------                     ----------------------------------------
Dated                                  John Pappajohn, Director