Form 10QSB
period 2001-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2001-05-11
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2001	0-27554

Pace Health Management Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2116 Financial Center
666 Walnut
Des Moines, IA 50309
(Address and zip code of principal executive offices)

(515) 244-5746
Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES _X_ NO ___

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	April 30, 2001
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one): YES ___ NO _X_.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                  Page
                                                                             ------
Condensed Balance Sheets
   March 31, 2001 and December 31, 2000                                         3

Condensed Statements of Operations
   Three Months Ended March 31, 2001 and 2000                                   4

Condensed Statements of Cash Flows
   Three Months Ended March 31, 2001 and 2000                                   5

Notes to Condensed Financial Statements                                         6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
   PLAN OF OPERATION                                                            7

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                       8

ITEM 2. CHANGES IN SECURITIES                                                   8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                         8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     8

ITEM 5. OTHER INFORMATION                                                       8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        8

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED BALANCE SHEETS

	MARCH 31, 2001	DEC. 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097,697	$2,080,801
Accounts receivable	20	320
Prepaid Insurance	2,042	8,166

	$2,099,759	$2,089,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$–	$–

Total current liabilities	–	–

SHAREHOLDERS’ EQUITY:
Serial preferred stock, no par value, authorized 1,000,000
shares; issued none	–	–
Convertible participating preferred stock, Series A, no par
value; issued and outstanding 2,875,000 shares	2,875,000	2,875,000
Common stock, no par value, issued and outstanding
5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,513,863)	(18,524,335)

	2,099,759	2,089,287

	$2,099,759	$2,089,287

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2001	2000

NET REVENUES	$–	$–

COSTS AND EXPENSES
General and administrative	15,497	13,758

	15,497	13,758

(Loss) from operations	(15,497)	(13,758)

INTEREST INCOME	25,969	24,775

Income before income taxes	10,472	11,017

PROVISION FOR INCOME TAXES	–	–

Net income	$10,472	$11,017

(LOSS) PER SHARE
Basic	$(0.01)	$(0.01)

Fully Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING	5,716,074	5,687,436

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,472	$11,017
Change in assets and liabilities:
Decrease in accounts receivable	300	200
(Increase) decrease in prepaid insurance and other current assets	6,124	(2,760)
(Decrease) in accounts payable and accrued expenses	–	(9,944)

Net cash provided by (used in) operating activities	16,896	(1,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	–	60,000

Net cash provided by financing activities	–	60,000

Net increase in cash and cash equivalents	16,896	58,513

CASH AND CASH EQUIVALENTS
Beginning	2,080,801	1,916,974

Ending	$2,097,697	$1,975,487

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of presentation

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2000. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2. Basic and diluted (loss) per share

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

	Three Months Ended March 31,
	2001	2000

Net income	$10,472	$11,017
Preferred dividends in arrears	(71,875)	(71,875)

Net (loss) available to common shareholders	$(61,403)	$(60,858)

Weighted average shares outstanding	5,716,074	5,687,436

Basic and diluted (loss) per share	$(0.01)	$(0.01)

Note 3. Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $7,500 and $12,159 for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Prior to October 1998, PACE developed and marketed advanced patient care management software systems that enabled healthcare providers to standardize the delivery of care, maximize resource utilization and improve clinical outcomes. The Company’s enterprise-wide, client/server applications automated charting, clinical workflow processes and clinical pathways. The Company’s core system, PACE CMS, was a modular suite of advanced software applications that provided hospitals, physicians’ offices, and integrated delivery systems a comprehensive system for interdisciplinary documentation, nursing care planning, clinical pathway management and enterprise-wide order management, all at the point of care.

On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company (“3M”) (“the Transaction”). The sale was made pursuant to an Asset Purchase Agreement dated June 30, 1998, as amended, as described in Company’s definitive proxy statement dated September 14, 1998. The Transaction was approved by the holders of both the common stock and the preferred stock at a special meeting of shareholders held on October 7, 1998.

The purchase price of the Transaction was approximately $5.9 million, including $4.75 million in cash, of which $750,000 was originally placed in escrow to secure the Company’s indemnification obligations under the Asset Purchase Agreement, plus the assumption of substantially all of the Company’s liabilities other than $2.1 million in line of credit balances, which were paid off from proceeds at closing. 3M offered positions to most of the Company’s employees and assumed full support of the Company’s customers. Subsequent to the closing of the Transaction, the Company agreed that $25,000 of the amount in escrow could be paid to 3M as part of a purchase price adjustment contemplated by the Asset Purchase Agreement, leaving an escrow balance of $725,000.

In July 1999, the Company received proceeds from the restricted escrow account totaling approximately $525,000. In December 2000, the Company received final proceeds from the restricted escrow account totaling $104,953. A like amount was also paid to 3M in final settlement and as an adjustment to the purchase price.

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s March 31, 2001 balance sheet reflects cash in excess of $2 million and no liabilities.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company’s shareholders. As of the date of this Form 10-QSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company’s preferred stock.

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $15,497 and $13,758 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 12.6%, due mainly to an increase in insurance expense.

Interest Income: Interest income was $25,969 and $24,775 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 4.8% resulting from an increase in the average amount on deposit at the company’s financial institution.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2001 was $16,896. Net cash used in operating activities for the three months ended March 31, 2000 was $1,487. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s March 31, 2001 balance sheet reflects cash of over $2 million and no liabilities.

Net cash provided by financing activities for the three months ended March 31, 2001 and 2000 was $0 and $60,000, respectively. Net cash provided by financing activities in 2000 was from the exercise of stock options.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. As of the date of this Form 10-QSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified within a reasonable period of time, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company’s preferred stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION.

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

N/A

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

April 30, 2001	/s/ John Pappajohn
Dated	John Pappajohn, Director