Form 10QSB
period 2001-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2001-08-10
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                      Commission File Number:
             June 30, 2001                                 0-27554
-------------------------------------     --------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Iowa                                   42-1297992
------------------------------------      --------------------------------------
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


                                 (515) 244-5746
       -------------------------------------------------------------------
                Issuer's telephone -number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES X NO
                 ---   ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
           Class                                        August 8, 2001
           -----                                        --------------
     Common Stock, no par                                  5,716,074

Transitional Small Business Disclosure Format (Check one):  YES    NO X .
                                                               ---   ---

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                Page
                                                                          ------

  Condensed Balance Sheets
       June 30, 2001 and December 31, 2000                                  3

  Condensed Statements of Operations
       Three Months and Six Months Ended June 30, 2001 and 2000             4

  Condensed Statements of Cash Flows
       Six Months Ended June 30, 2001 and 2000                              5

  Notes to Condensed Financial Statements                                   6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
       PLAN OF OPERATION                                                    7


                           PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                8

  ITEM 2.  CHANGES IN SECURITIES                                            8

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  8

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8

  ITEM 5.  OTHER INFORMATION                                                8

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 8

                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  JUNE 30, 2001               DEC. 31, 2000
                                                                           -------------------------    -----------------------
  ASSETS
  CURRENT ASSETS:
       Cash and cash equivalents                                                $       2,067,888          $       2,080,801
       Accounts receivable                                                                     20                        320
       Prepaid insurance                                                                   20,417                      8,166
                                                                                --------------------       --------------------
                                                                                $       2,088,325          $       2,089,287
                                                                                ====================       ====================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                    $               -          $               -
                                                                                --------------------       --------------------
           TOTAL CURRENT LIABILITIES                                                            -                          -
                                                                                --------------------       --------------------

  SHAREHOLDERS' EQUITY:
       Serial preferred stock, no par value, authorized 1,000,000
           shares; issued none                                                                  -                          -
       Convertible participating preferred stock, Series A, no par
           value; issued and outstanding 2,875,000 shares                               2,875,000                  2,875,000
       Common stock, no par value, issued and outstanding 5,716,074
           shares                                                                      17,065,136                 17,065,136
       Additional paid-in capital                                                         673,486                    673,486
       Accumulated deficit                                                            (18,525,297)               (18,524,335)
                                                                                --------------------       --------------------
                                                                                        2,088,325                  2,089,287
                                                                                --------------------       --------------------
                                                                                $       2,088,325          $       2,089,287
                                                                                ====================       ====================

  See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                           JUNE 30,                                   JUNE 30,
                                              -------------------------------------       ------------------------------------
                                                   2001                  2000                  2001                 2000
                                              ---------------       ---------------       ---------------       --------------
NET REVENUES                                  $           -         $           -         $           -         $          -
                                              ---------------       ---------------       ---------------       --------------

COSTS AND EXPENSES
     General and administrative                      32,523                24,588                48,020               38,346
                                              ---------------       ---------------       ---------------       --------------
                                                     32,523                24,588                48,020               38,346
                                              ---------------       ---------------       ---------------       --------------
         (LOSS) FROM OPERATIONS                     (32,523)              (24,588)              (48,020)             (38,346)

INTEREST INCOME                                      21,089                28,068                47,058               52,843
                                              ---------------       ---------------       ---------------       --------------

         INCOME (LOSS) BEFORE INCOME TAXES          (11,434)                3,480                  (962)              14,497

PROVISION FOR INCOME TAXES                                -                     -                     -                    -
                                              ---------------       ---------------       ---------------       --------------
         NET INCOME (LOSS)                    $     (11,434)        $       3,480         $        (962)        $     14,497
                                              ===============       ===============       ===============       ==============

LOSS PER SHARE
     Basic                                    $       (0.01)        $       (0.01)        $       (0.03)        $      (0.02)
                                              ===============       ===============       ===============       ==============
     Fully diluted                            $       (0.01)        $       (0.01)        $       (0.03)        $      (0.02)
                                              ===============       ===============       ===============       ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                     5,716,074             5,703,801             5,716,074            5,650,968
                                              ===============       ===============       ===============       ==============


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                       ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                         2001                       2000
                                                                       -------------------        ------------------
Net income (loss)                                                      $            (962)         $         14,497
Change in assets and liabilities:
     Decrease in accounts receivable                                                 300                       200
     (Increase) in prepaid insurance and other current assets                    (12,251)                  (26,134)
     (Decrease) in accounts payable and accrued expenses                              -                    (11,944)
                                                                       -------------------        ------------------
         NET CASH (USED IN) OPERATING ACTIVITIES                                 (12,913)                  (23,381)
                                                                       -------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of stock options                                       -                    62,864
                                                                       -------------------        ------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     -                    62,864
                                                                       -------------------        ------------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (12,913)                   39,483

CASH AND CASH EQUIVALENTS
Beginning                                                                      2,080,801                 1,916,974
                                                                       -------------------        ------------------
Ending                                                                 $       2,067,888           $     1,956,457
                                                                       ===================        ==================


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 2.  BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options and warrants was not included in the computation because to do so would have been antidilutive. At June 30, 2001, there are approximately 2,900,000 shares issuable under warrant or option arrangements.

                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------------------------------------------
                                             2001             2000                2001                 2000
                                      ------------------------------------------------------------------------------

Net income (loss)                      $      (11,434)      $    3,480       $         (962)     $       14,497
Preferred dividends in arrears                (71,875)         (71,875)            (143,750)           (143,750)
                                      ------------------------------------------------------------------------------
Net (loss) available to common         $      (83,309)      $  (68,395)      $     (144,712)     $     (129,253)
shareholders
                                      ==============================================================================
Weighted average shares outstanding         5,716,074        5,703,801            5,716,074           5,650,968
                                      ==============================================================================
Basic and diluted (loss) per share     $        (0.01)      $    (0.01)      $        (0.03)     $        (0.02)
                                      ==============================================================================


NOTE 3.   RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $11,000 and $10,015 for the three months ended June 30, 2001 and 2000, respectively, and totaled $18,500 and $22,174 for the six months ended June 30, 2001 and 2000, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's June 30, 2001 balance sheet reflects cash in excess of $2 million and no liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $32,523 and $24,588 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 32.3%. General and administrative expenses were $48,020 and

$38,346 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of 25.2%. These increases are due mainly to an increase in auditing and insurance expenses.

INTEREST INCOME: Interest income was $21,089 and $28,068 for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 24.9%. Interest income was $47,058 and $52,843 for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of 10.9%. These decreases are a result of a decrease in the interest rates from the prior year.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $12,913 and $23,281, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's June 30, 2001 balance sheet reflects cash of over $2 million and no liabilities.

Net cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $0 and $62,864, respectively. Net cash provided by financing activities in 2000 was from the exercise of stock options.

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

ITEM 1.  LEGAL PROCEEDINGS
     N/A

ITEM 2.  CHANGES IN SECURITIES
     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     N/A

ITEM 5.  OTHER INFORMATION.
     On July 27, 2001 the Board of Directors amended Section 6.1 of the Company's Restated Bylaws in order to permit the Board of Directors to sign certificates for shares of the Company's capital stock. The Company's Restated Bylaws, as amended, are attached as Exhibit 3.(ii) and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
  (a)  Exhibits
          3.(ii)  Restated Bylaws, as Amended
  (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
-----------------------------------
(Registrant)

     August 8, 2001                             /s/ John Pappajohn
--------------------------               ---------------------------------
          Dated                              John Pappajohn, Director