Form 10QSB
period 2001-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2001-11-08
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended:                           Commission File Number:
      September 30, 2001                                     0-27554
------------------------------                   -------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Iowa                                         42-1297992
-------------------------------             ------------------------------------
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

                                                Number of Shares Outstanding
           Class                                      November 6, 2001
           -----                                      ----------------
     Common Stock, no par                                 5,716,074

Transitional Small Business Disclosure Format (Check one):  YES ___   NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                            Page
                                                                            ----
Condensed Balance Sheets
       September 30, 2001 and December 31, 2000                               3

Condensed Statements of Operations
       Three Months and Nine Months Ended September 30, 2001 and 2000         4

Condensed Statements of Cash Flows
       Nine Months Ended September 30, 2001 and 2000                          5

Notes to Condensed Financial Statements 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                     7


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     8

ITEM 2. CHANGES IN SECURITIES                                                 8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   8

ITEM 5. OTHER INFORMATION                                                     8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      8

                          PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,      DEC. 31,
                                                                         2001             2000
                                                                     ------------     ------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                       $  2,060,906     $  2,080,801
     Accounts receivable                                                       20              320
     Prepaid insurance                                                     14,292            8,166
                                                                     ------------     ------------
                                                                     $  2,075,218     $  2,089,287
                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $     15,688     $         --
                                                                     ------------     ------------
         TOTAL CURRENT LIABILITIES                                         15,688               --
                                                                     ------------     ------------

SHAREHOLDERS' EQUITY:
     Serial preferred stock, no par value, authorized 1,000,000
         shares; issued none                                                   --               --
     Convertible participating preferred stock, Series A, no par
         value; issued and outstanding 2,875,000 shares                 2,875,000        2,875,000
     Common stock, no par value, issued and outstanding 5,716,074
         shares                                                        17,065,136       17,065,136
     Additional paid-in capital                                           673,486          673,486
     Accumulated deficit                                              (18,554,092)     (18,524,335)
                                                                     ------------     ------------
                                                                        2,059,530        2,089,287
                                                                     ------------     ------------
                                                                     $  2,075,218     $  2,089,287
                                                                     ============     ============

  See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                ---------------------------     ---------------------------
                                                   2001            2000            2001            2000
                                                -----------     -----------     -----------     -----------
NET REVENUES                                    $        --     $        --     $        --     $        --
                                                -----------     -----------     -----------     -----------

COSTS AND EXPENSES
     General and administrative                      45,744          19,542          93,764          57,888
                                                -----------     -----------     -----------     -----------
                                                     45,744          19,542          93,764          57,888
                                                -----------     -----------     -----------     -----------
         (LOSS) FROM OPERATIONS                     (45,744)        (19,542)        (93,764)        (57,888)

INTEREST INCOME                                      16,949          29,217          64,007          82,060
PURCHASE PRICE ADJUSTMENT                                --        (104,482)             --        (104,482)
                                                -----------     -----------     -----------     -----------
         (LOSS) BEFORE INCOME TAXES                 (28,795)        (94,807)        (29,757)        (80,310)

PROVISION FOR INCOME TAXES                               --              --              --              --
                                                -----------     -----------     -----------     -----------
         NET (LOSS)                             $   (28,795)    $   (94,807)    $   (29,757)    $   (80,310)
                                                ===========     ===========     ===========     ===========

LOSS PER SHARE
     Basic                                      $     (0.02)    $     (0.03)    $     (0.04)   $      (0.05)
                                                ===========     ===========     ===========    ============
     Fully diluted                              $     (0.02)    $     (0.03)    $     (0.04)   $      (0.05)
                                                ===========     ===========     ===========    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                5,716,074       5,716,074       5,716,074       5,672,542
                                                ===========     ===========     ===========    ============


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               2001            2000
                                                                                -----------     -----------
Net (Loss)                                                                      $   (29,757)    $   (80,310)
Purchase price adjustment                                                                --         104,482
Change in assets and liabilities:
     Decrease in accounts receivable                                                    300             200
     (Increase) in prepaid insurance and other current assets                        (6,126)        (23,214)
     Increase (decrease) in accounts payable and accrued expenses                    15,688         (11,944)
                                                                                -----------     -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                                    (19,895)        (10,786)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of stock options                                         --          62,864
                                                                                -----------     -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                     --          62,864
                                                                                -----------     -----------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (19,895)         52,078

CASH AND CASH EQUIVALENTS
Beginning                                                                         2,080,801       1,916,974
                                                                                -----------     -----------
Ending                                                                          $ 2,060,906     $ 1,969,052
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

NOTE 2. BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options and warrants was not included in the computation because to do so would have been antidilutive. At September 30, 2001, there are approximately 2,900,000 shares issuable under warrant or option arrangements.

                                            THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------------------
                                               2001                2000                2001                2000
                                           ------------------------------------------------------------------------
Net income (loss)                          $   (28,795)        $   (94,807)        $   (29,757)        $   (80,310)
Preferred dividends in arrears                 (71,875)            (71,875)           (215,625)           (215,625)
                                           ------------------------------------------------------------------------
Net (loss) available to common
shareholders                               $  (100,670)        $  (166,682)        $  (245,382)        $  (295,935)
                                           ========================================================================
Weighted average shares
outstanding                                  5,716,074           5,716,074           5,716,074           5,672,542
                                           ========================================================================
Basic and diluted (loss) per share         $     (0.02)        $     (0.03)        $     (0.04)        $     (0.05)
                                           ========================================================================


NOTE 3.   RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $9,550 and $7,500 for the three months ended September 30, 2001 and 2000, respectively, and totaled $28,050 and $29,674 for the nine months ended September 30, 2001 and 2000, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's September 30, 2001 balance sheet reflects cash in excess of $2 million and no material liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $45,744 and $19,542 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of 134.1%. General and administrative expenses were $93,764 and

$57,888 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of 62.0%. These increases are due mainly to an increase in auditing, legal, and insurance expenses.

INTEREST INCOME AND PURCHASE PRICE ADJUSTMENT: Interest income was $16,949 and $29,217 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 42.0%. Interest income was $64,007 and $82,060 for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of 22.0%. These decreases are a result of a decrease in the interest rates from the prior year. As described elsewhere herein, the Company recognized a purchase price adjustment of $104,482 during the three months ended September 30, 2000.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $19,895 and $10,786, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's September 30, 2001 balance sheet reflects cash of over $2 million and no material liabilities.

Net cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $0 and $62,864, respectively. Net cash provided by financing activities in 2000 was from the exercise of stock options.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
-----------------------------------
(Registrant)

    November 6, 2001                                    /s/ John Pappajohn
--------------------------                              ------------------------
          Dated                                         John Pappajohn, Director