Form 10KSB40
period 2001-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2002-03-29
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


__X__ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001

_____ Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-27554


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                      ------------------------------------
           (Name of small business issuer as specified in its charter)

               Iowa                                     42-1297992
-------------------------------------   ----------------------------------------
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 25, 2002 as reported by Reuters, Ltd., was approximately $243,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
                    Class                          March 25, 2002
                    -----                          --------------
             Common Stock, no par                     5,716,074



   Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         2001 FORM 10-KSB ANNUAL REPORT

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's December 31, 2001 balance sheet reflects cash in excess of $2.0 million and no material liabilities.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2001.

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

               Quarter ended       High         Low
               -----------------------------------------
               3/31/00             0.81         0.40
               6/30/00             0.73         0.22
               9/30/00             0.34         0.17
               12/31/00            0.18         0.05
               3/31/01             0.20         0.05
               6/30/01             0.15         0.09
               9/30/01             0.14         0.07
               12/31/01            0.17         0.06

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.10 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 25, 2002, there were 65 shareholders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

REVENUES: Following the Transaction, the Company has no ongoing operations or revenues.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $117,897 and $83,250 in 2001 and 2000, respectively, representing an increase of 41.6%. This increase is due mainly to an increase in auditing, legal, and insurance expenses.

INTEREST INCOME AND PURCHASE PRICE ADJUSTMENT: Interest income was $75,709 and $109,034 in 2001 and 2000, respectively, representing a decrease of 30.6%. This decrease is a result of a decrease in the interest rates from the prior year. As described elsewhere herein, the Company recognized an Adjustment to Gain on Sale of Assets to 3M of $104,953 during 2000.

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

The Company recorded net losses of $41,810 and $79,169 with cash used in operations of $36,974 and $3,990 for 2001 and 2000, respectively.

Net cash provided by investing activities for the years ended December 31, 2001 and 2000 was none and $104,953, respectively, with the 2000 amount resulting from the receipt of funds from the asset sale to 3M.

Net cash provided by financing activities for the years ended December 31, 2001 and 2000 was none and $62,864, respectively, with the 2000 amount resulting from proceeds from the exercise of stock options and warrants.

As of December 31, 2001, the Company had no material liabilities and a cash balance of $2,043,827. As of March 1, 2002 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

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

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 19, 2002

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS                                                                        2001            2000
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 5)                                    $  2,043,827     $  2,080,801
   Accounts receivable                                                             20              320
   Prepaid expenses                                                             8,166            8,166
                                                                        -------------------------------
                                                                         $  2,052,013     $  2,089,287
                                                                        ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $      4,536     $         --
                                                                        -------------------------------
             TOTAL CURRENT LIABILITIES                                          4,536               --
                                                                        -------------------------------

SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value, authorized 1,000,000 shares;
       issued none                                                                 --               --
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
       2,875,000 shares (Note 6)                                            2,875,000        2,875,000
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 5,716,074 shares (Note 2)                    17,065,136       17,065,136
   Additional paid-in capital                                                 673,486          673,486
   Accumulated deficit                                                    (18,566,145)     (18,524,335)
                                                                        -------------------------------
                                                                            2,047,477        2,089,287
                                                                        -------------------------------
                                                                         $  2,052,013     $  2,089,287
                                                                        ===============================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001             2000
----------------------------------------------------------------------------------------
Net revenues                                              $         --     $         --

General and administrative expenses (Note 8)                   117,897           83,250
                                                         -------------------------------
          LOSS FROM OPERATIONS                                (117,897)         (83,250)
                                                         -------------------------------

Other income (expense):
   Interest income                                              75,709          109,034
   Adjustment to gain on sale of assets to 3M (Note 7)              --         (104,953)
   Other                                                           378               --
                                                         -------------------------------
                                                                76,087            4,081
                                                         -------------------------------
          (LOSS) BEFORE INCOME TAXES                           (41,810)         (79,169)

Provision for income taxes (Note 4)                                 --               --
                                                         -------------------------------
          Net (loss)                                      $    (41,810)    $    (79,169)
Preferred dividends in arrears                                (287,500)        (287,500)
                                                         -------------------------------
          Net (loss) available to common shareholders     $   (329,310)    $   (366,669)
                                                         ===============================

(Loss) per common share (Note 3)
   Basic                                                  $      (0.06)    $      (0.06)
                                                         ===============================
   Fully diluted                                          $      (0.06)    $      (0.06)
                                                         ===============================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                        Additional
                                         Preferred        Common         Paid-In        Accumulated
                                           Stock           Stock         Capital          Deficit            Total
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             $  2,875,000      17,002,272         673,486     (18,445,166)       2,105,592
  Exercise of 148,638 stock options
    and warrants (Note 2)                        --          62,864              --              --           62,864
  Net loss                                       --              --              --         (79,169)         (79,169)
                                      -------------------------------------------------------------------------------
Balance, December 31, 2000                2,875,000      17,065,136         673,486     (18,524,335)       2,089,287
  Net loss                                       --              --              --         (41,810)         (41,810)
                                      -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001             $  2,875,000    $ 17,065,136    $    673,486    $(18,566,145)    $  2,047,477
                                      ===============================================================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                      2001            2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                    $    (41,810)    $    (79,169)
   Adjustments to reconcile net (loss) to net cash (used in)
         operating activities:
    Adjustment to gain on sale of assets to 3M (Note 7)                    --          104,953
   Change in assets and liabilities:
       Decrease in accounts receivable                                    300              200
       (Increase) in prepaid expenses                                      --          (18,030)
       Increase (decrease) in accounts payable                          4,536          (11,944)
                                                                -------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                     (36,974)          (3,990)
                                                                -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sale to 3M (Note 7)                                   --          104,953
                                                                -------------------------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                       --          104,953
                                                                -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                    --           62,864
                                                                -------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                        --           62,864
                                                                -------------------------------
          NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS         (36,974)         163,827

CASH AND CASH EQUIVALENTS
   Beginning                                                        2,080,801        1,916,974
                                                                -------------------------------
   Ending                                                        $  2,043,827     $  2,080,801
                                                                ===============================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Prior to the sale of the majority of its assets (Note 7), the Company was in the business of developing, marketing and supporting advanced clinical software that automates the recording, storage and management of patient care information. The software provided complete care management solutions to physicians, nurses and other clinicians in multiple settings at the point of care. The Company has no ongoing operations and has minimum operating expenses. The Company presently has no employees.

A summary of the Company's significant accounting policies is as follows:

   Accounting estimates and assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. Warrants to purchase 15,000 shares with an exercise price of $3.51 and 52,003 shares with an exercise price ranging from $0.50 to $3.67 expired during 2001 and 2000. Warrants to purchase 19,092 shares with an exercise price of $0.10 were exercised during 2000. At December 31, 2001 and 2000, warrants to purchase 90,183 and 105,183 shares were outstanding and exercisable. The warrants are exercisable at prices ranging from $3.00 to $3.67 per share with an average price per share of approximately $3.15.

The Company issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through August 2003. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. At December 31, 2001 and 2000, Series A warrants to purchase 2,830,360 shares were outstanding and exercisable.

For nominal consideration, the Company issued a warrant to the underwriter of the initial public offering to purchase 115,445 shares of common stock at an exercise price of $6.00 per share. The warrant was exercisable beginning April 1996 and expired in April 2000.

Common stock options

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the Company. On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by one employee in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 2001 and 2000, all options to purchase shares were either exercised or expired, and there were 461,311 shares available for grant.

Stock option activity under the 1995 stock compensation plan is summarized as follows:

                                    Option price                     Available
                                      per share      Outstanding     for grant
                                   --------------   -------------   -----------

      Balance, December 31, 1999    $0.10 - 0.50         151,107        319,750
           Exercised                    $0.10             (9,546)            --
           Expired                      $0.50           (141,561)       141,561
                                                    -------------   ------------
      Balance, December 31, 2000        $0.50                 --        461,311
                                                    =============   ============

There was no activity under the 1995 stock compensation plan during the year ending December 31, 2001.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was changed to $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. Options to purchase 335,700 shares with an exercise price of $0.50 expired during 2000. Options to purchase 10,000 shares with an exercise price of $0.50 were exercised during 2000. As of December 31, 2001 and 2000 options to purchase 10,200 shares were outstanding, all of which were exercisable.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per-share:

                                                                                   Per-Share Amount
                                                                                   ----------------
                                                     Numerator       Denominator      Net (loss)
                                                    ------------     ------------  ----------------
                                                             YEAR ENDED DECEMBER 31, 2001
                                                    -----------------------------------------------
Net (loss)                                          $    (41,810)
Dividends in arrears included in the calculation        (287,500)
                                                    ------------
Basic earnings per share, available to
   common stockholders                                  (329,310)       5,716,074    $      (0.06)
                                                                                     ============

Effect of dilutitive securities                               --               --
                                                    ------------     ------------
Diluted earnings per share, available to
   common stockholders                              $   (329,310)       5,716,074    $      (0.06)
                                                    ============     ============    ============

                                                             Year Ended December 31, 2000
                                                    -----------------------------------------------
Net (loss)                                          $    (79,169)
Dividends in arrears included in the calculation        (287,500)
                                                    ------------
Basic earnings per share, available to
   common stockholders                                  (366,669)       5,683,197    $      (0.06)
                                                                                     ============
Effect of dilutitive securities:
   convertible preferred stock                                --               --
                                                    ------------     ------------
Diluted earnings per share, available to
   common stockholders                              $   (366,669)       5,683,197    $      (0.06)
                                                    ============     ============    ============

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share:

                                                             2001        2000
                                                           ---------   ---------
Shares issuable upon conversion of Series A
  convertible participating preferred stock                5,750,000   5,750,000

Common stock options outstanding                              10,200      10,200
Common Stock warrants outstanding                          2,920,543   2,935,543

NOTE 4.  INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 2000 and 1999:

Deferred tax assets:                                                     2001            2000
                                                                     ------------    ------------
     Net operating loss carryforwards                                $  6,542,000    $  6,526,000
     Research and development credit carryforwards                        391,000         391,000
     Other                                                                110,000         110,000
                                                                     ------------    ------------
                                                                        7,043,000       7,027,000
     Less valuation allowance                                           7,043,000       7,027,000
                                                                     ------------    ------------
                                                                     $         --    $         --
                                                                     ============    ============

The Company recorded a valuation allowance of $7,043,000 and $7,027,000, against deferred tax assets at December 31, 2001 and 2000, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of $16,000 and ($131,000) during 2001 and 2000, respectively.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 2001 and 2000, due to the following:

                                                            2001             2000
                                                        ------------     ------------
Computed federal income tax (benefit)                   $    (15,000)    $    (28,000)
Other, primarily computed state income tax
  Benefit                                                     (1,000)          (2,000)
Effect of stock options exercised and expired                     --          161,000
Accounting losses (income) for which deferred
  deferred federal and state income tax benefits
  benefits could not be recognized (reduced
  the valuation allowance)                                    16,000         (131,000)
                                                        ------------     ------------
                                                        $         --     $         --
                                                        ============     ------------

At December 31, 2001, the Company has approximately $16,775,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2021.

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

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $1,162,500 and $875,000 at December 31, 2001 and 2000, respectively.

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

NOTE 8.  RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $36,101 and $42,674 in 2001 and 2000, respectively.

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

DIRECTORS OF THE COMPANY

The following paragraphs set forth information concerning each of the current Directors of the Company:

John Pappajohn, age 73, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: MC Informatics, Inc.; Allion Healthcare, Inc.; and Patient Infosystems, Inc.

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

ORGANIZATION OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company's financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. From January 1, 1998 through the dates of resignation of Messrs. Spreng and Witonsky, the Audit Committee consisted of Mr. Pappajohn, Mr. Spreng and Mr. Witonsky. One Audit Committee meeting was held during 2001.

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

The Board of Directors of the Company held four meetings during 2001.

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

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. During 2001, no options were granted to any board members.

EXECUTIVE COMPENSATION

The Company did not employ a Chief Executive Officer during the year ended December 31, 2001. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2001 whose total annual salary and bonus for the year exceeded $100,000.

STOCK OPTIONS/SARS/LTIPS

There were no stock options, stock appreciation rights or restricted stock units granted during the year ended December 31, 2001. There were no payments made on any long-term incentive plans during the year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP

The following tables set forth, as of March 25, 2002, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 2002 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company's outstanding voting securities.

NAME AND ADDRESS                                     NO. OF SHARES        PERCENT OF CLASS
OF BENEFICIAL OWNER(3)                         BENEFICIALLY OWNED(1)(7)    OUTSTANDING(8)
COMMON STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                  5,706,648  (2)            54.6
     All present directors and named executive
       officers as a group (1 person)                5,706,648  (8)            54.6

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Simon Casady (4)                                  302,465  (9)             5.3
     Edgewater Private Equity Fund, L.P. (5)         2,213,520 (10)            29.9
     Gainesborough, LLC (6)                          1,980,129 (11)            27.3

PREFERRED STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                  1,500,000                 52.2

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Gainesborough, LLC                                531,371                 18.5
     Edgewater Private Equity Fund, L.P.               500,000                 17.4

---------------
1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

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

4)    Address: 1238 Fulton, Indianola, Iowa 50125.

5)    Address: 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

6)    Address: 420 Bedford St., Ste. 110, Lexington , MA 02420.

7) Assumes exercise of options or warrants exercisable on or before December 31, 2001 by the named person or group, but by no other person.

8)    Includes shares, options and warrants as described in the notes above.

9)    Includes 302,465 common shares.

10) Includes 517,090 common stock shares, 500,000 preferred stock shares and presently exercisable warrants to purchase 696,430 shares.

11) Includes 444,887 common stock shares, 531,371 preferred stock shares and presently exercisable warrants to purchase 472,500 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the Company paid $2,500 on a monthly basis, plus direct expenses, for a total of $36,101 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services.

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

      6) Incorporated by reference from the Company's definitive Proxy Statement dated September 14, 1998.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the year ended December 31, 2001.

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


                                        PACE HEALTH MANAGEMENT SYSTEMS, INC.
                                        -----------------------------------
                                        (Registrant)

                                        By /s/ John Pappajohn
                                           ------------------
                                        John Pappajohn, Director

                                        March 28, 2002
                                        --------------
                                        Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2002                          By /s/ John Pappajohn
--------------                             -------------------------------
Dated                                          John Pappajohn, Director