Form 10QSB
period 2002-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2002-05-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended:                       Commission File Number:
          March 31, 2002                                   0-27554
------------------------------------        ------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Iowa                                       42-1297992
------------------------------------        ------------------------------------
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


                                 (515) 244-5746
          -------------------------------------------------------------
                Issuer's telephone -number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. YES __X__ NO _____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
                     Class                        May 13, 2002
                     -----                        ------------
             Common Stock, no par                   5,716,074

Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                Page
                                                                       --------

Condensed Balance Sheets
   March 31, 2002 and December 31, 2001                                      3

Condensed Statements of Operations
   Three Months Ended March 31, 2002 and 2001                                4

Condensed Statements of Cash Flows
   Three Months Ended March 31, 2002 and 2001                                5

Notes to Condensed Financial Statements                                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
     PLAN OF OPERATION                                                       7


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    8

ITEM 2. CHANGES IN SECURITIES                                                8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

ITEM 5. OTHER INFORMATION                                                    8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     8

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     MARCH 31, 2002      DEC. 31, 2001
                                                                     --------------     --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $    2,036,572     $    2,043,827
     Accounts receivable                                                         20                 20
     Prepaid insurance                                                        2,042              8,166
                                                                     --------------     --------------
                                                                     $    2,038,634     $    2,052,013
                                                                     ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                $        1,703     $        4,536
                                                                     --------------     --------------
         TOTAL CURRENT LIABILITIES                                            1,703              4,536
                                                                     --------------     --------------

SHAREHOLDERS' EQUITY:
     Serial preferred stock, no par value, authorized 1,000,000
         shares; issued none                                                     --                 --
     Convertible participating preferred stock, Series A, no par
         value; issued and outstanding 2,875,000 shares                   2,875,000          2,875,000
     Common stock, no par value, issued and outstanding
         5,716,074 shares                                                17,065,136         17,065,136
     Additional paid-in capital                                             673,486            673,486
     Accumulated deficit                                                (18,576,691)       (18,566,145)
                                                                     --------------     --------------
                                                                          2,036,931          2,047,477
                                                                     --------------     --------------
                                                                     $    2,038,634     $    2,052,013
                                                                     ==============     ==============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        -----------------------------
                                                            2002              2001
                                                        ------------     ------------
NET REVENUES                                            $         --     $         --
                                                        ------------     ------------
COSTS AND EXPENSES
     General and administrative                               19,532           15,497
                                                        ------------     ------------
                                                              19,532           15,497
                                                        ------------     ------------
         (LOSS) FROM OPERATIONS                              (19,532)         (15,497)

INTEREST INCOME                                                8,986           25,969
                                                        ------------     ------------
         INCOME (LOSS) BEFORE INCOME TAXES                   (10,546)          10,472

PROVISION FOR INCOME TAXES                                        --               --
                                                        ------------     ------------
         NET INCOME (LOSS)                              $    (10,546)    $     10,472
                                                        ------------     ------------
PREFERRED DIVIDENDS IN ARREARS                               (71,875)         (71,875)
                                                        ------------     ------------
         NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS         (82,421)         (61,403)
                                                        ============     ============
(LOSS) PER SHARE
     Basic                                              $      (0.01)    $      (0.01)
                                                        ============     ============
     Fully diluted                                      $      (0.01)    $      (0.01)
                                                        ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES
     OUTSTANDING                                           5,716,074        5,716,074
                                                        ============     ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   2002             2001
                                                                   ------------     ------------
Net Income (Loss)                                                  $    (10,546)    $     10,472
Change in assets and liabilities:
     Decrease in accounts receivable                                         --              300
     Decrease in prepaid insurance and other current assets               6,124            6,124
     (Decrease) in accounts payable                                      (2,833)
                                                                   ------------     ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (7,255)          16,896
                                                                   ------------     ------------


         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (7,255)          16,896

CASH AND CASH EQUIVALENTS
Beginning                                                             2,043,827        2,080,801
                                                                   ------------     ------------
Ending                                                             $  2,036,572     $  2,097,697
                                                                   ============     ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At March 31, 2002, there are approximately 2,900,000 shares issuable under warrant or option arrangements and 5,750,000 shares issuable under conversion of Series A convertible participating preferred stock.

NOTE 3. RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $10,511 and $7,500 for the three months ended March 31, 2002 and 2001, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's March 31, 2002 balance sheet reflects cash in excess of $2 million and no material liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $19,532 and $15,497 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 26.0%, due mainly to an increase in general administrative costs.

INTEREST INCOME: Interest income was $8,986 and $25,969 for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 65.4%, due mainly to a decrease in the interest rates from the prior year.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2002 was $7,255. Net cash provided by operating activities for the three months ended March 31, 2001 was $16,896. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's March 31, 2002 balance sheet reflects cash of over $2 million and no material liabilities.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
-----------------------------------
(Registrant)

    May 13, 2002                                /s/ John Pappajohn
--------------------                    ---------------------------------
       Dated                                 John Pappajohn, Director