Form 10QSB
period 2002-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2002-08-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended:                     Commission File Number:
           June 30, 2002                                  0-27554
------------------------------------        ------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Iowa                                       42-1297992
------------------------------------        ------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
       Class                                              August 12, 2002
       -----                                              ---------------
Common Stock, no par                                         5,716,074

Transitional Small Business Disclosure Format (Check one): YES ___  NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   Page
                                                                            ----

Condensed Balance Sheets
     June 30, 2002 and December 31, 2001                                      3

Condensed Statements of Operations
     Three Months and Six Months Ended June 30, 2002 and 2001                 4

Condensed Statements of Cash Flows
     Six Months Ended June 30, 2002 and 2001                                  5

Notes to Condensed Financial Statements                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
     PLAN OF OPERATION                                                        7


                           PART II. OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    8

ITEM 2.  CHANGES IN SECURITIES                                                8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

ITEM 5.  OTHER INFORMATION                                                    8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     8

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            JUNE 30, 2002      DEC. 31, 2001
                                                             ------------       ------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                               $  1,000,827       $  2,043,827
     Certificate of deposit                                     1,000,000                 --
     Accounts receivable                                               20                 20
     Interest receivable                                            1,911                 --
     Prepaid insurance                                             21,625              8,166
                                                             ------------       ------------
                                                             $  2,024,383       $  2,052,013
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                        $      7,342       $      4,536
                                                             ------------       ------------
         TOTAL CURRENT LIABILITIES                                  7,342              4,536
                                                             ------------       ------------

SHAREHOLDERS' EQUITY:
     Serial preferred stock, no par value, authorized
         1,000,000 shares; issued none                                 --                 --
     Convertible participating preferred stock,
         Series A, no par value; issued and outstanding
         2,875,000 shares                                       2,875,000          2,875,000
     Common stock, no par value, issued and outstanding
         5,716,074 shares                                      17,065,136         17,065,136
     Additional paid-in capital                                   673,486            673,486
     Accumulated deficit                                      (18,596,581)       (18,566,145)
                                                             ------------       ------------
                                                                2,017,041          2,047,477
                                                             ------------       ------------
                                                             $  2,024,383       $  2,052,013
                                                             ============       ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                        ---------------------------     ---------------------------
                                                            2002            2001           2002            2001
                                                        -----------     -----------     -----------     -----------
NET REVENUES                                            $        --     $        --     $        --     $        --
                                                        -----------     -----------     -----------     -----------
COSTS AND EXPENSES
     General and administrative                              28,580          32,523          48,112          48,020
                                                        -----------     -----------    -----------      -----------
                                                             28,580          32,523          48,112          48,020
                                                        -----------     -----------     -----------     -----------
         (LOSS) FROM OPERATIONS                             (28,580)        (32,523)        (48,112)        (48,020)

INTEREST INCOME                                               8,690          21,089          17,676          47,058
                                                        -----------     -----------     -----------     ----------

         (LOSS) BEFORE INCOME TAXES                         (19,890)        (11,434)        (30,436)           (962)

PROVISION FOR INCOME TAXES                                       --              --              --              --
                                                        -----------     -----------     -----------     ----------
         NET (LOSS)                                     $   (19,890)    $   (11,434)    $   (30,436)    $      (962)
PREFERRED DIVIDENDS IN ARREARS                              (71,875)        (71,875)       (143,750)       (143,750)
                                                        -----------     -----------     -----------     -----------
         NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $   (91,765)    $   (83,309)    $  (174,186)    $  (144,712)
                                                        ===========     ===========     ===========     ===========

     (LOSS) PER SHARE
Basic                                                   $     (0.02)    $     (0.01)    $     (0.03)    $     (0.03)
                                                        ===========     ===========    ===========      ===========
Fully diluted                                           $     (0.02)    $     (0.01)    $     (0.03)    $     (0.03)
                                                        ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                             5,716,074       5,716,074       5,716,074       5,716,074
                                                        ===========     ===========     ===========     ===========


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                 2002            2001
                                                                 -----------     -----------
Net (Loss)                                                       $   (30,436)    $      (962)
Change in working capital components:
     Decrease in accounts receivable                                      --             300
     (Increase) in prepaid insurance and other current assets        (15,370)        (12,251)
     Increase in accounts payable                                      2,806              --
                                                                 -----------     -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                     (43,000)        (12,913)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of certificate of deposit                           (1,000,000)             --
                                                                 -----------     -----------

           NET (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,043,000)        (12,913)

CASH AND CASH EQUIVALENTS
Beginning                                                          2,043,827       2,080,801
                                                                 -----------     -----------
Ending                                                           $ 1,000,827     $ 2,067,888
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


NOTE 2.  BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At June 30, 2002, there are approximately 2,900,000 shares issuable under warrant or option arrangements and 5,750,000 shares issuable under conversion of Series A convertible participating preferred stock.


NOTE 3.   RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $9,020 and $11,000 for the three months ended June 30, 2002 and 2001, respectively, and totaled $19,531 and $18,500 for the six months ended June 30, 2002 and 2001, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's June 30, 2002 balance sheet reflects cash, cash equivalents, and a certificate of deposit in excess of $2 million and no material liabilities.

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


RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $28,580 and $32,523 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 12.1%. General and administrative expenses were $48,112 and $48,020 for the six months ended June 30, 2002 and 2001, respectively, representing an increase of 0.2%.

INTEREST INCOME: Interest income was $8,690 and $21,089 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 58.8%. Interest income was $17,676 and $47,058 for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of 62.4%. These decreases are a result of a decrease in the interest rates from the prior year.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2002 and June 30, 2001 was $43,000 and $12,913, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's June 30, 2002 balance sheet reflects cash, cash equivalents, and a certificate of deposit of over $2 million and no material liabilities.

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


ITEM 1.  LEGAL PROCEEDINGS
     N/A


ITEM 2.  CHANGES IN SECURITIES
     N/A


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     N/A


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     N/A


ITEM 5.  OTHER INFORMATION.
     N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  99.1 Certification by Director and Acting Chief Executive Officer
                  99.2 Certification by Director and Acting Chief Financial Officer
         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)


     August 12, 2002                                   /s/ John Pappajohn
--------------------------                     ---------------------------------
          Dated                                     John Pappajohn, Director