Form 10QSB
period 2002-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2002-11-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:                         Commission File Number:
       September 30, 2002                                  0-27554
-------------------------------             ------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Iowa                                        42-1297992
-------------------------------             ------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
           Class                                     November 12, 2002
           -----                                     -----------------
    Common Stock, no par                                 5,716,074

Transitional Small Business Disclosure Format (Check one):  YES ___  NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                    Page
                                                                            ----

Condensed Balance Sheets
     September 30, 2002 and December 31, 2001                                 3

Condensed Statements of Operations
     Three Months and Nine Months Ended September 30, 2002 and 2001           4

Condensed Statements of Cash Flows
     Nine Months Ended September 30, 2002 and 2001                            5

Notes to Condensed Financial Statements                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
     PLAN OF OPERATION                                                        7

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES                                   8


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    8

ITEM 2.  CHANGES IN SECURITIES                                                8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

ITEM 5.  OTHER INFORMATION                                                    8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     9

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           2002               2001
                                                                       ------------       ------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                         $    993,210       $  2,043,827
     Certificate of deposit                                               1,000,000                 --
     Accounts receivable                                                         20                 20
     Interest receivable                                                      1,911                 --
     Prepaid insurance                                                       15,138              8,166
                                                                       ------------       ------------
                                                                       $  2,010,279       $  2,052,013
                                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $      2,728       $      4,536
                                                                       ------------       ------------
         TOTAL CURRENT LIABILITIES                                            2,728              4,536
                                                                       ------------       ------------

SHAREHOLDERS' EQUITY:
     Serial preferred stock, no par value, authorized 1,000,000
         shares; issued none                                                     --                 --
     Convertible participating preferred stock, Series A, no par
         value; issued and outstanding 2,875,000 shares                   2,875,000          2,875,000
     Common stock, no par value, issued and outstanding 5,716,074
         shares                                                          17,065,136         17,065,136
     Additional paid-in capital                                             673,486            673,486
     Accumulated deficit                                                (18,606,071)       (18,566,145)
                                                                       ------------       ------------
                                                                          2,007,551          2,047,477
                                                                       ------------       ------------
                                                                       $  2,010,279       $  2,052,013
                                                                       ============       ============

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ---------------------------     ---------------------------
                                                            2002            2001            2002            2001
                                                        -----------     -----------     -----------     -----------
NET REVENUES                                            $        --     $        --     $        --     $        --
                                                        -----------     -----------     -----------     -----------
COSTS AND EXPENSES
     General and administrative                              19,110          45,744          67,222          93,764
                                                        -----------     -----------     -----------     -----------
                                                             19,110          45,744          67,222          93,764
                                                        -----------     -----------     -----------     -----------

         (LOSS) FROM OPERATIONS                             (19,110)        (45,744)        (67,222)        (93,764)

INTEREST INCOME                                               9,620          16,949          27,296          64,007
                                                        -----------     -----------     -----------     -----------

         (LOSS) BEFORE INCOME TAXES                          (9,490)        (28,795)        (39,926)        (29,757)

PROVISION FOR INCOME TAXES                                       --              --              --              --
                                                        -----------     -----------     -----------     -----------
         NET (LOSS)                                     $    (9,490)    $   (28,795)    $   (39,926)    $   (29,757)
PREFERRED DIVIDENDS IN ARREARS                              (71,875)        (71,875)       (215,625)       (215,625)
                                                        -----------     -----------     -----------     -----------
         NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $   (81,365)    $  (100,670)    $  (255,551)    $  (245,382)
                                                        ===========     ===========     ===========     ===========

     (LOSS) PER SHARE
Basic                                                   $     (0.01)    $     (0.02)    $     (0.04)    $     (0.04)
                                                        ===========     ===========     ===========     ===========
Fully diluted                                           $     (0.01)    $     (0.02)    $     (0.04)    $     (0.04)
                                                        ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                             5,716,074       5,716,074       5,716,074       5,716,074
                                                        ===========     ===========     ===========     ===========


See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                2002            2001
                                                                 -----------     -----------
Net (Loss)                                                       $   (39,926)    $   (29,757)
Change in working capital components:
     Decrease in accounts receivable                                      --             300
     (Increase) in prepaid insurance and other current assets         (8,883)         (6,126)
     Increase (decrease) in accounts payable                          (1,808)         15,688
                                                                 -----------     -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                     (50,617)        (19,895)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of certificate of deposit                           (1,000,000)             --
                                                                 -----------     -----------

           NET (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,050,617)        (19,895)

CASH AND CASH EQUIVALENTS
Beginning                                                          2,043,827       2,080,801
                                                                 -----------     -----------
Ending                                                           $   993,210     $ 2,060,906
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


NOTE 2. BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At September 30, 2002, there are approximately 2,550,000 shares issuable under warrant or option arrangements and 5,750,000 shares issuable under conversion of Series A convertible participating preferred stock.


NOTE 3.   RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $8,000 and $9,550 for the three months ended September 30, 2002 and 2001, respectively, and totaled $27,531 and $28,050 for the nine months ended September 30, 2002 and 2001, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's September 30, 2002 balance sheet reflects cash, cash equivalents, and a certificate of deposit of approximately $2 million and no material liabilities.

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


RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $19,110 and $45,744 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 58.2%. General and administrative expenses were $67,222 and $93,764 for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of 28.3%. These decreases are a result of a decrease in the legal fees from the prior year.


INTEREST INCOME: Interest income was $9,620 and $16,949 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 43.3%. Interest income was $27,296 and $64,007 for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of 57.4%. These decreases are a result of a decrease in the interest rates from the prior year.


PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2002 and September 30, 2001 was $50,617 and $19,895, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's September 30, 2002 balance sheet reflects cash, cash equivalents, and a certificate of deposit of approximately $2 million and no material liabilities.

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


ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

Based on his evaluation conducted within 90 days of this report on Form 10-QSB, our director and acting chief executive and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under Securities Exchange Act of 1934, as amended) are effective and designed to alert him to material information relating to PACE.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.


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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

November 12, 2002                                        /s/ John Pappajohn
-----------------                                   ----------------------------
     Dated                                            John Pappajohn, Director

                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Pappajohn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PACE Health Management Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                         /s/ John Pappajohn
                                                       -------------------------
                                                         John Pappajohn
                                                         Director and Acting CEO
                                                         November 12, 2002



                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Pappajohn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PACE Health Management Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                         /s/ John Pappajohn
                                                       -------------------------
                                                         John Pappajohn
                                                         Director and Acting CFO
                                                         November 12, 2002