Form 10KSB
period 2002-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2003-03-28
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


__X__ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002

          Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

                         Commission File Number: 0-27554


                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
           (Name of small business issuer as specified in its charter)

             Iowa                                       42-1297992
---------------------------------           ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 25, 2003 as reported by Reuters, Ltd., was approximately $243,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
       Class                                                March 26, 2003
       -----                                                --------------
Common Stock, no par                                           5,716,074



Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                             PART I.
                                                                           Page
ITEM 1.    Description of Business                                          1

ITEM 2.    Description of Property                                          2

ITEM 3.    Legal Proceedings.                                               2

ITEM 4.    Submission of Matters to a Vote of Security Holders              2

                            PART II.

ITEM 5.    Market for Common Equity and Related Shareholder Matters         2

ITEM 6.    Management's Discussion and Analysis or Plan of Operation        2

ITEM 7.    Financial Statements                                             4

ITEM 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         14

                            PART III.

ITEM 9.    Directors, Executive Officers, Promoters and Control Person,
           Compliance With Section 16(a) of the Exchange Act                14

ITEM 10.   Executive Compensation                                           15

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management   15

ITEM 12.   Certain Relationships and Related Transactions                   17

ITEM 13.   Exhibits and Reports on Form 8-K                                 17

ITEM 14.   Controls and Procedures                                          18

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's December 31, 2002 balance sheet reflects cash, cash equivalents, and a certificate of deposit of approximately $2 million and no material liabilities.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not currently have any office facilities.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2002.


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

      Quarter ended                High                      Low
      -----------------------------------------------------------
      3/31/01                      0.20                      0.05
      6/30/01                      0.15                      0.09
      9/30/01                      0.14                      0.07
      12/31/01                     0.17                      0.06
      3/31/02                      0.10                      0.07
      6/30/02                      0.16                      0.06
      9/30/02                      0.16                      0.06
      12/31/02                     0.10                      0.06

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.10 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 26, 2003, there were 61 shareholders of record of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

REVENUES: Following the Transaction, the Company has no ongoing operations or revenues.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $91,673 and $117,897 in 2002 and 2001, respectively, representing a decrease of 22.2%. This decrease is due mainly to a decrease in legal expenses.

INTEREST INCOME: Interest income was $36,164 and $75,709 in 2002 and 2001, respectively, representing a decrease of 52.2%. This decrease is a result of a decrease in the interest rates from the prior year.

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

The Company recorded net losses of $55,509 and $41,810 with cash used in operations of $56,481 and $36,974 for 2002 and 2001, respectively.

Net cash used by investing activities for the years ended December 31, 2002 and 2001 was $1,000,000 and none, respectively, with the 2002 amount resulting from the purchase of a certificate of deposit.

Net cash provided by financing activities for the years ended December 31, 2002 and 2001 was none and none, respectively.

As of December 31, 2002, the Company had no material liabilities and cash, cash equivalents, and a certificate of deposit balance of $1,987,346. As of March 1, 2003 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

The net proceeds from the sale will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

ITEM 7.  FINANCIAL STATEMENTS


                                    CONTENTS



-----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                               5
-----------------------------------------------------------------------------



FINANCIAL STATEMENTS
       Balance sheets                                                      6
       Statements of operations                                            7
       Statements of shareholders' equity                                  8
       Statements of cash flows                                            9
       Notes to financial statements                                      10

-----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 11, 2003

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001



ASSETS                                                                             2002                 2001
--------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 5)                                     $          987,346   $        2,043,827
   Certificate of deposit                                                          1,000,000                    -
   Accounts receivable                                                                    20                   20
   Prepaid expenses                                                                    8,650                8,166
                                                                          ------------------------------------------
                                                                          $        1,996,016   $        2,052,013
                                                                          ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $            4,048   $            4,536
                                                                          ------------------------------------------
             TOTAL CURRENT LIABILITIES                                                 4,048                4,536
                                                                          ------------------------------------------

SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value, authorized 1,000,000 shares;
       issued none                                                                         -                    -
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
       2,875,000 shares (Note 6)                                                   2,875,000            2,875,000
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 5,716,074 shares (Note 2)                           17,065,136           17,065,136
   Additional paid-in capital                                                        673,486              673,486
   Accumulated deficit                                                           (18,621,654)         (18,566,145)
                                                                          ------------------------------------------
                                                                                   1,991,968            2,047,477
                                                                          ------------------------------------------
                                                                          $        1,996,016   $        2,052,013
                                                                          ==========================================


See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                               2002               2001
-------------------------------------------------------------------------------------------------------------
Net revenues                                                            $            -   $               -

General and administrative expenses (Note 7)                                    91,673             117,897
                                                                        -------------------------------------
          LOSS FROM OPERATIONS                                                 (91,673)           (117,897)
                                                                        -------------------------------------
Other income (expense):
   Interest income                                                              36,164              75,709
   Other                                                                             -                 378
                                                                        -------------------------------------
                                                                                36,164              76,087
                                                                        -------------------------------------
          (LOSS) BEFORE INCOME TAXES                                           (55,509)            (41,810)

Provision for income taxes (Note 4)                                                  -                   -
                                                                        -------------------------------------
          NET (LOSS)                                                           (55,509)            (41,810)
Preferred dividends in arrears                                                (287,500)           (287,500)
                                                                        -------------------------------------
          NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                   $     (343,009)  $        (329,310)
                                                                        =====================================
(Loss) per share (Note 3)
   Basic                                                                $        (0.06)  $           (0.06)
                                                                        =====================================
   Fully diluted                                                        $        (0.06)  $           (0.06)
                                                                        =====================================

See Notes to Financial Statements.


PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                           Additional
                                           Preferred                        Paid-In        Accumulated
                                             Stock        Common Stock      Capital          Deficit            Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000             $   2,875,000        17,065,136       673,486        (18,524,335)       2,089,287
  Net loss                                         -                 -             -            (41,810)         (41,810)
                                       ------------------------------------------------------------------------------------
Balance, December 31, 2001                 2,875,000        17,065,136       673,486        (18,566,145)       2,047,477
  Net loss                                         -                 -             -            (55,509)         (55,509)
                                       ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002             $   2,875,000   $    17,065,136  $    673,486   $    (18,621,654)  $    1,991,968
                                       ====================================================================================

See Notes to Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                              2002              2001
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                          $      (55,509)  $        (41,810)
   Adjustments to reconcile net (loss) to net cash (used in)
         operating activities:
   Change in working capital components:
       Decrease in accounts receivable                                              -                300
       (Increase) in prepaid expenses                                            (484)                 -
       Increase (decrease) in accounts payable                                   (488)             4,536
                                                                       ------------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                             (56,481)           (36,974)
                                                                       ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES,
   purchase of certificate of deposit                                      (1,000,000)                 -
                                                                       ------------------------------------

          NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,056,481)          (36,974)

CASH AND CASH EQUIVALENTS
   Beginning                                                                2,043,827          2,080,801
                                                                       ------------------------------------
   Ending                                                              $      987,346   $      2,043,827
                                                                       ====================================


See Notes to Financial Statements

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Prior to the sale of the majority of its assets, the Company was in the business of developing, marketing and supporting advanced clinical software that automates the recording, storage and management of patient care information. The software provided complete care management solutions to physicians, nurses and other clinicians in multiple settings at the point of care. The Company has no ongoing operations and has minimal operating expenses. The Company presently has no employees.

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

   Stock-based compensation: On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, SFAS 123 allows employee compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock-based employee compensation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   At December 31, 2002, the Company has stock-based compensation plans which are described in Note 2. The Company applies the principles of APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its option plans for the years ended December 31 2002 and 2001.

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

NOTE 2.    COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. Warrants to purchase 20,183 shares with an exercise price of $3.67 and 15,000 shares with an exercise price of $3.51 expired during 2002 and 2001, respectively. At December 31, 2002 and 2001, warrants to purchase 70,000 and 90,183 shares, respectively, were outstanding and exercisable. The warrants are exercisable at a price of $3.00 per share.

The Company issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through August 2003. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. Warrants to purchase 2,017,860 shares expired during 2002. At December 31, 2002 and 2001, Series A warrants to purchase 812,500 and 2,830,360 shares, respectively, were outstanding and exercisable.

Common stock options

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the Company. On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by one employee in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 2002 and 2001, all options to purchase shares were either exercised or expired, and there were 461,311 shares available for grant with no shares outstanding. There was no activity under the 1995 stock compensation plan during the years ending December 31, 2002 and 2001.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was changed to $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. As of December 31, 2001 options to purchase 10,200 shares were outstanding, all of which were exercisable. These options expired during 2002, consequently, as of December 31, 2002, all options to purchase shares were either exercised or expired, and there were no shares outstanding.

NOTE 3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per-share:

                                                                                                     Per-Share Amount
                                                                                                ------------------------
                                                            Numerator           Denominator             Net (loss)
                                                       ------------------- -------------------  ------------------------
                                                                         YEAR ENDED DECEMBER 31, 2002
                                                       -----------------------------------------------------------------
Net (loss)                                             $        (55,509)
Dividends in arrears included in the calculation               (287,500)
                                                       -------------------
Basic earnings per share, available to
   common stockholders                                         (343,009)          5,716,074     $               (0.06)
                                                                                                ========================

Effect of dilutitive securities                                       -                   -
                                                       ------------------- -------------------
Diluted earnings per share, available to
   common stockholders                                 $       (343,009)          5,716,074     $               (0.06)
                                                       =================================================================


                                                                         Year Ended December 31, 2001
                                                       -----------------------------------------------------------------

Net (loss)                                             $        (41,810)
Dividends in arrears included in the calculation               (287,500)
                                                       -------------------
Basic earnings per share, available to
   common stockholders                                         (329,310)          5,716,074     $               (0.06)
                                                                                                ========================
Effect of dilutitive securities:
   convertible preferred stock                                        -                   -
                                                       ------------------- -------------------
Diluted earnings per share, available to
   common stockholders                                 $       (329,310)          5,716,074     $               (0.06)
                                                       =================================================================

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share:

                                                                                   2002                  2001
                                                                             ------------------    ------------------
Shares issuable upon conversion of Series A
     convertible participating preferred stock                                      5,750,000             5,750,000
Common stock options outstanding                                                            -                10,200
Common stock warrants outstanding                                                     882,500             2,920,543



NOTE 4.    INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 2002 and 2001:


Deferred tax assets:                                                               2002                  2001
                                                                             ------------------    ------------------
     Net operating loss carryforwards                                     $         6,564,000   $         6,542,000
     Research and development credit carryforwards                                    391,000               391,000
     Other                                                                                  -               110,000
                                                                             ------------------    ------------------
                                                                                    6,955,000             7,043,000
     Less valuation allowance                                                       6,955,000             7,043,000
                                                                             ------------------    ------------------
                                                                          $                 -   $                 -
                                                                             ==================    ==================



The Company recorded a valuation allowance of $6,955,000 and $7,043,000, against deferred tax assets at December 31, 2002 and 2001, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of ($88,000) and $16,000 during 2002 and 2001, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 2002 and 2001, due to the following:

                                                              2002                 2001
                                                         ----------------    -----------------
Computed federal income tax (benefit)                 $         (19,000)  $          (15,000)
Other, primarily computed state income tax
  Benefit                                                        (1,000)              (1,000)
Effect of stock options exercised and expired                         -                    -
Accounting losses (income) for which deferred
  deferred federal and state income tax benefits
  benefits could not be recognized (reduced
  the valuation allowance)                                       20,000               16,000
                                                         ----------------    -----------------
                                                      $               -   $                -
                                                         ================    =================


At December 31, 2002, the Company has approximately $16,830,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2021.

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

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $1,450,000 and $1,162,500 at December 31, 2002 and 2001, respectively.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.

NOTE 7.  RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $36,031 and $36,101 in 2002 and 2001, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's Articles of Incorporation provide that the Board of Directors will consist of no less than three and no more than seven members and that the Board is divided into three classes, each class to be as nearly equal in number as possible. Presently the Company has one Director -- John Pappajohn -- and six vacancies. Following the closing of the Transaction, board members Mark J. Emkjer, Carl S. Witonsky, R. David Spreng and Gordon M. Derzon resigned. Board member Bill Childs resigned in November 2000. None of the resigning directors has furnished the Company with any letter describing any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The term of Director John Pappajohn expired in 1998. Mr. Pappajohn is continuing his position until such time as the next annual meeting of shareholders. The Company does not intend to incur the expense of convening such a meeting because the Company will either complete a follow-on transaction or dissolve and does not intend to engage in any further business activities.

DIRECTORS OF THE COMPANY

The following paragraphs set forth information concerning each of the current Directors of the Company:

John Pappajohn, age 74, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: MC Informatics, Inc.; Allion Healthcare, Inc.; and Patient Infosystems, Inc.

EXECUTIVE OFFICERS

The Company did not employ any executive officers during the year ended December 31, 2002.

ORGANIZATION OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company's financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. From January 1, 1998 through the dates of resignation of Messrs. Spreng and Witonsky, the Audit Committee consisted of Mr. Pappajohn, Mr. Spreng and Mr. Witonsky. Four Audit Committee meetings were held during 2002.

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

The Board of Directors of the Company held four meetings during 2002.

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

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. During 2002, no options were granted to any board members.

EXECUTIVE COMPENSATION

The Company did not employ a Chief Executive Officer during the year ended December 31, 2002. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2002 whose total annual salary and bonus for the year exceeded $100,000.

STOCK OPTIONS/SARs/LTIPs

There were no stock options, stock appreciation rights or restricted stock units granted during the year ended December 31, 2002. There were no payments made on any long-term incentive plans during the year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP

The following tables set forth, as of March 26, 2003, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 2002 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company's outstanding voting securities.


NAME AND ADDRESS                                             NO. OF SHARES                  PERCENT OF CLASS
OF BENEFICIAL OWNER(3)                                BENEFICIALLY OWNED (1) (7)             OUTSTANDING(8)

COMMON STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                          4,635,218   (2)                     49.4
     All present directors and named executive
       officers as a group (1 person)                        4,635,218   (8)                     49.4

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Simon Casady (4)                                          302,465   (9)                      5.3
     Edgewater Private Equity Fund, L.P. (5)                 1,517,090  (10)                     22.6
     Gainesborough, LLC (6)                                  1,730,129  (11)                     24.7

PREFERRED STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                          1,500,000                           52.2

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Gainesborough, LLC                                        531,371                           18.5
     Edgewater Private Equity Fund, L.P.                       500,000                           17.4


------------
1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

2) Includes 100,000 common stock shares held by Halkis, Ltd. and 109,917 common shares held by the John & Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn, 765,301 common stock shares, 1,500,000 preferred stock shares and presently exercisable warrants to purchase 660,000 shares held by Mr. Pappajohn.

3) Except as noted, the address of each director of the Company is 2116 Financial Center, Des Moines, Iowa 50309.

4)    Address: 1238 Fulton, Indianola, Iowa 50125.

5)    Address: 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

6)    Address: 420 Bedford St., Ste. 110, Lexington , MA 02420.

7) Assumes exercise of options or warrants exercisable on or before December 31, 2002 by the named person or group, but by no other person.

8)    Includes shares, options and warrants as described in the notes above.

9)    Includes 302,465 common shares.

10)   Includes 517,090 common stock shares and 500,000 preferred stock shares.

11) Includes 444,887 common stock shares, 531,371 preferred stock shares and presently exercisable warrants to purchase 222,500 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, the Company paid $2,500 on a monthly basis, plus direct expenses, for a total of $36,031 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services that include among other things; accounting, investor relations, and SEC reporting.

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

        99.2   Certification by Director and Acting Chief Executive Officer




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

6) Incorporated by reference from the Company's definitive Proxy Statement dated September 14, 1998.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Based on his evaluation conducted within 90 days of this report on Form 10-KSB, our director and acting chief executive and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under Securities Exchange Act of 1934, as amended) are effective and designed to alert him to material information relating to PACE.

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


                             PACE HEALTH MANAGEMENT SYSTEMS, INC.
                             ------------------------------------
                             (Registrant)

                             By /s/ John Pappajohn
                                ------------------
                             John Pappajohn, Director

                             March 26, 2003
                             --------------
                             Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 26, 2003                      By  /s/ John Pappajohn
------------------                      ----------------------------------------
Dated                                       John Pappajohn, Director

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John Pappajohn, certify that:

1) I have reviewed this annual report on Form 10-KSB of PACE Health Management Systems, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  /s/John Pappajohn
                                  -----------------------
                                  John Pappajohn
                                  Director and Acting CEO
                                  March 26, 2003

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John Pappajohn, certify that:

1) I have reviewed this annual report on Form 10-KSB of PACE Health Management Systems, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/John Pappajohn
                                  -----------------------
                                  John Pappajohn
                                  Director and Acting CFO
                                  March 26, 2003