Form 10QSB
period 2003-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2003-05-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                   Commission File Number:
    March 31, 2003                                              0-27554
----------------------                                   -----------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Iowa                                        42-1297992
-------------------------------             ------------------------------------
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

                                         Number of Shares Outstanding
                Class                            May 12, 2003
                -----                            ------------
        Common Stock, no par                       5,716,074

Transitional Small Business Disclosure Format (Check one): YES ___ NO _X_.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                    Page
                                                                            ----

  Condensed Balance Sheets
       March 31, 2003 and December 31, 2002                                   3

  Condensed Statements of Operations
       Three Months Ended March 31, 2003 and 2002                             4

  Condensed Statements of Cash Flows
       Three Months Ended March 31, 2003 and 2002                             5

  Notes to Condensed Financial Statements                                     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
       PLAN OF OPERATION                                                      7

  ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES                                 8


                           PART II. OTHER INFORMATION
                                    -----------------

  ITEM 1.  LEGAL PROCEEDINGS                                                  8

  ITEM 2.  CHANGES IN SECURITIES                                              8

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    8

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

  ITEM 5.  OTHER INFORMATION                                                  8

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   8

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2003               2002
                                                                           ------------       ------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                             $    981,021       $    987,346
     Certificate of deposit                                                   1,000,000          1,000,000
     Accounts receivable                                                             20                 20
     Prepaid expenses                                                             2,163              8,650
                                                                           ------------       ------------
                                                                           $  1,983,204       $  1,996,016
                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $     10,892       $      4,048
                                                                           ------------       ------------
         TOTAL CURRENT LIABILITIES                                               10,892              4,048
                                                                           ------------       ------------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, authorized 1,000,000 shares;
         issued none                                                                 --                 --
     Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
         2,875,000 shares                                                     2,875,000          2,875,000
     Common stock, no par value; authorized 20,000,000 shares; issued
         and outstanding 5,716,074 shares                                    17,065,136         17,065,136
     Additional paid-in capital                                                 673,486            673,486
     Accumulated deficit                                                    (18,641,310)       (18,621,654)
                                                                           ------------       ------------
                                                                              1,972,312          1,991,968
                                                                           ------------       ------------
                                                                           $  1,983,204       $  1,996,016
                                                                           ============       ============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ---------------------------
                                                    2003            2002
                                                -----------     -----------
NET REVENUES                                    $        --     $        --
                                                -----------     -----------

COSTS AND EXPENSES
     General and administrative                      27,949          19,532
                                                -----------     -----------
                                                     27,949          19,532
                                                -----------     -----------
         (LOSS) FROM OPERATIONS                     (27,949)        (19,532)

INTEREST INCOME                                       8,293           8,986
                                                -----------     -----------
         (LOSS) BEFORE INCOME TAXES                 (19,656)        (10,546)

PROVISION FOR INCOME TAXES                               --              --
                                                -----------     -----------
         NET (LOSS)                             $   (19,656)    $   (10,546)
PREFERRED DIVIDENDS IN ARREARS                      (71,875)        (71,875)
                                                -----------     -----------
         NET (LOSS) AVAILABLE TO COMMON
         SHAREHOLDERS                           $   (91,531)    $   (82,421)
                                                ===========     ===========

(LOSS) PER SHARE
    Basic                                       $     (0.02)    $     (0.01)
                                                ===========     ===========
    Fully diluted                               $     (0.02)    $     (0.01)
                                                ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                     5,716,074       5,716,074
                                                ===========     ===========


See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                              2003            2002
                                                              -----------     -----------
Net (Loss)                                                    $   (19,656)    $   (10,546)
Change in working capital components:
     Decrease in prepaid expenses and other current assets          6,487           6,124
     Increase (decrease) in accounts payable                        6,844          (2,833)
                                                              -----------     -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                   (6,325)         (7,255)
                                                              -----------     -----------

           NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (6,325)         (7,255)

CASH AND CASH EQUIVALENTS
Beginning                                                         987,346       2,043,827
                                                              -----------     -----------
Ending                                                        $   981,021     $ 2,036,572
                                                              ===========     ===========


See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2. STOCK-BASED COMPENSATION

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, SFAS 123 allows employee compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock-based employee compensation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized for its option plans for the three months ended March 31, 2003 and 2002.

NOTE 3. BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At March 31, 2003, there are approximately 570,000 shares issuable under warrant or option arrangements and 5,750,000 shares issuable under conversion of Series A convertible participating preferred stock.

NOTE 4. RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $10,511 for the three months ended March 31, 2003 and 2002, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's March 31, 2003 balance sheet reflects cash, cash equivalents, and a certificate of deposit of approximately $2 million and no material liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $27,949 and $19,532 for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 43.1%, due mainly to a timing difference in the billing of audit fees.

INTEREST INCOME: Interest income was $8,293 and $8,986 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 7.7%, due mainly to a decrease in the total cash, cash equivalents and certificate of deposits from the prior year.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2003 and March 31, 2002 was $6,325 and $7,255, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's March 31, 2003 balance sheet reflects cash, cash equivalents, and a certificate of deposit of approximately $2 million and no material liabilities.

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


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

      May 12, 2003                                    /s/ John Pappajohn
--------------------------                     ---------------------------------
          Dated                                     John Pappajohn, Director

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Pappajohn, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of PACE Health Management Systems, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


                                                         /s/ John Pappajohn
                                                         -----------------------
                                                         John Pappajohn
                                                         Director and Acting CEO
                                                         May 12, 2003


                  CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John Pappajohn, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of PACE Health Management Systems, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


                                                         /s/ John Pappajohn
                                                         -----------------------
                                                         John Pappajohn
                                                         Director and Acting CFO
                                                         May 12, 2003