Form 10QSB
period 2003-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2003-08-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                 Commission File Number:
             June 30, 2003                              0-27554
-----------------------------------------   ------------------------------------

                      PACE Health Management Systems, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Iowa                                     42-1297992
----------------------------------------    ------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of Shares Outstanding
                     Class                       August 12, 2003
                     -----                 ---------------------------
             Common Stock, no par                   5,716,074

Transitional Small Business Disclosure Format (Check one): YES _____ NO __X__.

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                  Page
                                                                           ----

Condensed Balance Sheets
     June 30, 2003 and December 31, 2002                                    3

Condensed Statements of Operations
     Three Months and Six Months Ended June 30, 2003 and 2002               4

Condensed Statements of Cash Flows
     Six Months Ended June 30, 2003 and 2002                                5

Notes to Condensed Financial Statements                                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                                  7

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES                                 8

                         PART II. OTHER INFORMATION
                                  -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                  8

ITEM 2.  CHANGES IN SECURITIES                                              8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.  OTHER INFORMATION                                                  8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   9

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                      JUNE 30, 2003   DECEMBER 31, 2002
                                                      -------------   -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $  1,930,681      $    987,346
     Certificate of deposit                                      --         1,000,000
     Accounts receivable                                         20                20
     Prepaid expenses                                        24,146             8,650
                                                       ------------      ------------
                                                       $  1,954,847      $  1,996,016
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                  $      2,750      $      4,048
                                                       ------------      ------------
         TOTAL CURRENT LIABILITIES                            2,750             4,048
                                                       ------------      ------------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, authorized
         1,000,000 shares; issued none                           --                --
     Convertible participating preferred stock,
         Series A, no par value; authorized
         4,000,000 shares; issued and outstanding
         2,875,000 shares                                 2,875,000         2,875,000
     Common stock, no par value; authorized
         20,000,000 shares; issued and outstanding
         5,716,074 shares                                17,065,136        17,065,136
     Additional paid-in capital                             673,486           673,486
     Accumulated deficit                                (18,661,525)      (18,621,654)
                                                       ------------      ------------
                                                          1,952,097         1,991,968
                                                       ------------      ------------
                                                       $  1,954,847      $  1,996,016
                                                       ============      ============

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                         ----------------------------      ----------------------------
                                                             2003            2002             2003               2002
                                                         -----------      -----------      -----------      -----------
NET REVENUES                                             $        --      $        --      $        --      $        --

COSTS AND EXPENSES
     General and administrative                               27,347           28,580           55,296           48,112
                                                         -----------      -----------      -----------      -----------
                                                              27,347           28,580           55,296           48,112
                                                         -----------      -----------      -----------      -----------

         (LOSS) FROM OPERATIONS                              (27,347)         (28,580)         (55,296)         (48,112)

INTEREST INCOME                                                7,132            8,690           15,425           17,676
                                                         -----------      -----------      -----------      -----------

         (LOSS) BEFORE INCOME TAXES                          (20,215)         (19,890)         (39,871)         (30,436)

PROVISION FOR INCOME TAXES                                        --               --               --               --
                                                         -----------      -----------      -----------      -----------
         NET (LOSS)                                      $   (20,215)     $   (19,890)     $   (39,871)     $   (30,436)
PREFERRED DIVIDENDS IN ARREARS                               (71,875)         (71,875)        (143,750)        (143,750)
                                                         -----------      -----------      -----------      -----------
         NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $   (92,090)     $   (91,765)     $  (183,621)     $  (174,186)
                                                         ===========      ===========      ===========      ===========

     (LOSS) PER SHARE
Basic                                                    $     (0.02)     $     (0.02)     $     (0.03)     $     (0.03)
                                                         ===========      ===========      ===========      ===========
Fully diluted                                            $     (0.02)     $     (0.02)     $     (0.03)     $     (0.03)
                                                         ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                              5,716,074        5,716,074        5,716,074        5,716,074
                                                         ===========      ===========      ===========      ===========

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                   2003             2002
                                                                    -----------      -----------
Net (Loss)                                                          $   (39,871)     $   (30,436)
Change in working capital components:
     (Increase) in prepaid expenses                                     (15,496)         (15,370)
     Increase (decrease) in accounts payable                             (1,298)           2,806
                                                                    -----------      -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                        (56,665)         (43,000)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Purchase) maturity of certificate of deposit                    1,000,000       (1,000,000)
                                                                    -----------      -----------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           943,335       (1,043,000)

CASH AND CASH EQUIVALENTS
Beginning                                                               987,346        2,043,827
                                                                    -----------      -----------
Ending                                                              $ 1,930,681      $ 1,000,827
                                                                    ===========      ===========

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

NOTE 2. STOCK-BASED COMPENSATION

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, SFAS 123 allows employee compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock-based employee compensation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized for its option plans for the three and six months ended June 30, 2003 and 2002, respectively.

NOTE 3. BASIC AND DILUTED (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At June 30, 2003, there are approximately 570,000 shares issuable under warrant or option arrangements and 5,750,000 shares issuable under conversion of Series A convertible participating preferred stock.

NOTE 4. RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $13,000 and $9,020 for the three months ended June 30, 2003 and 2002, respectively, and totaled $25,500 and $19,531 for the six months ended June 30, 2003 and 2002, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's June 30, 2003 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $27,347 and $28,580 for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 4.3%. General and administrative expenses were $55,296 and $48,112 for the six months ended June 30, 2003 and 2002, respectively, representing an increase of 14.9%, due mainly to an increase in administrative management fees.

INTEREST INCOME: Interest income was $7,132 and $8,690 for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 17.9%. Interest income was $15,425 and $17,676 for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of 12.7%. These decreases are due mainly to a decrease in the total cash, cash equivalents and certificate of deposits from the prior year.

PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2003 and June 30, 2002 was $56,665 and $43,000, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company's June 30, 2003 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our director and acting chief executive and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under Securities Exchange Act of 1934, as amended) are effective and designed to alert him to material information relating to PACE.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     N/A

ITEM 5. OTHER INFORMATION.
     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Section 302 Certification by Director and Acting Chief Executive Officer

                  31.2 Section 302 Certification by Director and Acting Chief Financial Officer

                  32.1 Section 906 Certification by Director and Acting Chief Executive Officer

                  32.2 Section 906 Certification by Director and Acting Chief Financial Officer

         (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter for which this report is filed.


















                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACE HEALTH MANAGEMENT SYSTEMS, INC.
------------------------------------
(Registrant)

     August 12, 2003                                /s/ John Pappajohn
--------------------------                   ---------------------------------
          Dated                                  John Pappajohn, Director