Form 10QSB
period 2003-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2003-11-12
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
September 30, 2003	0-27554
PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)
2116 Financial Center 666 Walnut Des Moines, IA 50309

(Address and zip code of principal executive offices)
(515) 244-5746

(Issuer’s telephone -number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.
Yes  ✓   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 12, 2003
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one): Yes No ✓ . 1

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,914,815	$987,346
Certificate of deposit	—	1,000,000
Accounts receivable	20	20
Prepaid expenses	16,902	8,650

	$1,931,737	$1,996,016

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,813	$4,048

Total current liabilities	1,813	4,048

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,683,698)	(18,621,654)

	1,929,924	1,991,968

	$1,931,737	$1,996,016

See Notes to Condensed Financial Statements. 3

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

NET REVENUES	$—	$—	$—	$—

COSTS AND EXPENSES
General and administrative	26,962	19,110	82,258	67,222

	26,962	19,110	82,258	67,222

(Loss) from operations	(26,962)	(19,110)	(82,258)	(67,222)

INTEREST INCOME	4,789	9,620	20,214	27,296

(Loss) before income taxes	(22,173)	(9,490)	(62,044)	(39,926)

PROVISION FOR INCOME TAXES	—	—	—	—

Net (Loss)	$(22,173)	$(9,490)	$(62,044)	$(39,926)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	(71,875)	(215,625)	(215,625)

Net (Loss) available to common shareholders	$(94,048)	$(81,365)	$(277,669)	$(255,551)

(LOSS) PER SHARE
Basic	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Fully diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING	5,716,074	5,716,074	5,716,074	5,716,074

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002

Net (1oss)	$(62,044)	$(39,926)
Changes in working capital components:
(Increase) in prepaid expenses	(8,252)	(8,883)
(Decrease) in accounts payable	(2,235)	(1,808)

Net cash (used in) operating activities	(72,531)	(50,617)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) maturity of certificate of deposit	1,000,000	(1,000,000)

Net increase (decrease) in cash and cash equivalents	927,469	(1,050,617)
CASH AND CASH EQUIVALENTS
Beginning	987,346	2,043,827

Ending	$1,914,815	$993,210

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

Note 2. Stock-based Compensation

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, SFAS 123 allows employee compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock-based employee compensation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized for its option plans for the three and nine months ended September 30, 2003 and 2002, respectively.

Note 3. Basic and diluted (loss) per share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At September 30, 2003, there are approximately 70,000 shares issuable under warrant or option arrangements and 5,750,000 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $8,000 for the three months ended September 30, 2003 and 2002, respectively, and totaled $38,000 and $27,531 for the nine months ended September 30, 2003 and 2002, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s September 30, 2003 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $26,962 and $19,110 for the three months ended September 30, 2003 and 2002, respectively, representing an increase of 41.1%. General and administrative expenses were $82,258 and

$67,222 for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of 22.4%, due mainly to an increase in administrative management fees.

Interest Income: Interest income was $4,789 and $9,620 for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 50.2%. Interest income was $20,214 and $27,296 for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of 26.0%. These decreases are due mainly to a decrease in the interest rates and total cash, cash equivalents and certificate of deposits from the prior year.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $72,531 and $50,617, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s September 30, 2003 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

November 12, 2003	/s/ John Pappajohn

Dated	John Pappajohn, Director

