Form 10KSB
period 2003-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2004-03-29
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

X	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2003

Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

Commission File Number:   0-27554

PACE Health Management Systems, Inc.

(Name of small business issuer as specified in its charter)

Iowa	42-1297992

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2116 Financial Center Des Moines, IA 50309

(Address and zip code of principal executive offices)

(515) 244-5746

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.     YES    X     NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

Issuer's net revenues for its most recent fiscal year:   $0

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 25, 2004 as reported by Reuters, Ltd., was approximately $487,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding March 26, 2004
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):     YES           NO    X

PACE HEALTH MANAGEMENT SYSTEMS, INC.
2003 Form 10-KSB Annual Report

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s December 31, 2003 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

ITEM 3.   Legal Proceedings

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2003.

PART II.

ITEM 5.   Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Beginning May 19, 1998, PACE Common Stock has been quoted on the OTC Bulletin Board under the symbol “PCES.” From the Company’s initial public offering on April 27, 1995 through May 18, 1998, the Company’s Common Stock was traded on The Nasdaq SmallCap Market. The following table sets forth the range of high and low sales prices of the Company’s Common Stock by quarter over the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

Quarter ended	High	Low

3/31/02	0.10	0.07
6/30/02	0.16	0.06
9/30/02	0.16	0.06
12/31/02	0.10	0.06
3/31/03	0.08	0.05
6/30/03	0.12	0.05
9/30/03	0.13	0.07
12/31/03	0.11	0.06

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.10 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 26, 2004, there were 66 shareholders of record of the Company’s common stock. The Company did not repurchase any of its equity securities during the fourth quarter of 2003.

ITEM 6.   Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Revenues:   Following the Transaction, the Company has no ongoing operations or revenues.

General and administrative expenses:   General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $110,536 and $91,673 in 2003 and 2002, respectively, representing an increase of 20.6%. This increase is due mainly to an increase in bookkeeping costs and expenses associated with shareholder relations and SEC reporting requirements.

Interest Income:   Interest income was $24,932 and $36,164 in 2003 and 2002, respectively, representing a decrease of 31.1%. This decrease is a result of a decrease in the interest rates from the prior year.

Provision for income taxes:   No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

Liquidity and Capital Resources

Since inception in 1987 through 1994, the Company’s primary source of funding for working capital needs, capital expenditures and its operating losses was from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering by selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share providing net proceeds of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold 2,250,000 shares of convertible preferred stock at $1.00 per share representing total proceeds of $2,250,000. In the first quarter of 1998, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000. Each share of preferred stock is convertible into 2 shares of common stock.

The Company recorded net losses of $85,604 and $55,509 with cash used in operations of $89,668 and $56,481 for 2003 and 2002, respectively.

Net cash provided (used) by investing activities for the years ended December 31, 2003 and 2002 was $1,000,000 and ($1,000,000), respectively, with the 2003 amount resulting from the redemption of a certificate of deposit and the 2002 amount resulting from the purchase of a certificate of deposit.

Net cash provided by financing activities for the years ended December 31, 2003 and 2002 was none and none, respectively.

As of December 31, 2003, the Company had no material liabilities, and cash and cash equivalents of $1,897,678. As of March 1, 2004 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

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

ITEM 7.   Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 11, 2004

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
December 31, 2003 and 2002

ASSETS	2003	2002

CURRENT ASSETS
Cash and cash equivalents (Note 5)	$1,897,678	$987,346
Certificate of deposit	—	1,000,000
Accounts receivable	20	20
Prepaid expenses	9,658	8,650

	$1,907,356	$1,996,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$992	$4,048

Total current liabilities	992	4,048

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares (Note 6)	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares;
issued and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,707,258)	(18,621,654)

	1,906,364	1,991,968

	$1,907,356	$1,996,016

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

	2003	2002

Net revenues	$—	$—
General and administrative expenses (Note 7)	110,536	91,673

(Loss) from operations	(110,536)	(91,673)

Other income (expense):
Interest income	24,932	36,164

	24,932	36,164

(Loss) before income taxes	(85,604)	(55,509)
Provision for income taxes (Note 4)	—	—

Net (loss)	(85,604)	(55,509)
Preferred dividends in arrears	(287,500)	(287,500)

Net (loss) available to common shareholders	$(373,104)	$(343,009)

(Loss) per share (Note 3)
Basic	$(0.07)	$(0.06)

Fully diluted	$(0.07)	$(0.06)

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2002

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2001	$2,875,000	17,065,136	673,486	(18,566,145)	2,047,477
Net loss	—	—	—	(55,509)	(55,509)

Balance, December 31, 2002	2,875,000	17,065,136	673,486	(18,621,654)	1,991,968
Net loss	—	—	—	(85,604)	(85,604)

Balance, December 31, 2003	$2,875,000	$17,065,136	$673,486	$(18,707,258)	$1,906,364

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(85,604)	$(55,509)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Change in working capital components:
(Increase) in prepaid expenses	(1,008)	(484)
(Decrease) in accounts payable	(3,056)	(488)

Net cash (used in) operating activities	(89,668)	(56,481)

CASH FLOWS FROM INVESTING ACTIVITIES,
(Purchase) maturity of certificate of deposit	1,000,000	(1,000,000)

Net increase (decrease) in cash and cash equivalents	910,332	(1,056,481)
CASH AND CASH EQUIVALENTS
Beginning	987,346	2,043,827

Ending	$1,897,678	$987,346

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

A summary of the Company’s significant accounting policies is as follows:

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

Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2003 cash equivalents consisted of an interest-bearing money market account at a commercial bank.

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

At December 31, 2003, the Company has stock-based compensation plans which are described in Note 2. The Company applies the principles of APB 25 and related interpretations in accounting for its plans. At December 31, 2003 and 2002, all stock options were either exercised or expired.

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

Basic and diluted loss per share: On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method).

Note 2.   Common Stock Warrants and Options

Common stock warrants

The Company issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. Warrants to purchase 20,183 shares with an exercise price of $3.67 expired during 2002. At December 31, 2003 and 2002, warrants to purchase 70,000 were outstanding and exercisable. The warrants are exercisable at a price of $3.00 per share.

The Company issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company’s revolving line of credit. The warrants were exercisable beginning in July 1997 and expire beginning in July 2002 through August 2003. The exercise price of the warrants is $0.50. The Series A warrant holders were granted certain limited piggyback and Form S-3 registration rights with respect to the shares issuable upon exercise of the warrants. Warrants to purchase 812,500 and 2,017,860 shares, respectively, expired during 2003 and 2002. At December 31, 2002, Series A warrants to purchase 812,500 shares were outstanding and exercisable. At December 31, 2003 there were no Series A warrants outstanding.

Common stock options

In December 1994, the Board of Directors adopted the Company’s 1995 Stock Compensation Plan (the “stock compensation plan”). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the Company. On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by one employee in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 2003 and 2002, all options to purchase shares were either exercised or expired, and there were 461,311 shares available for grant with no shares outstanding. There was no activity under the 1995 stock compensation plan during the years ending December 31, 2003 and 2002.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the “stock option plan”). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was changed to $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. Options to purchase 10,200 shares expired during 2002. At December 31, 2003 and 2002, all options to purchase shares were either exercised or expired.

Note 3.   Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

			Per-Share Amount
	Numerator	Denominator	Net (loss)
	Year Ended December 31, 2003
Net (loss)	$(85,604)
Dividends in arrears included in the calculation	(287,500)

Basic earnings per share, available to
common stockholders	$(373,104)	5,716,074	$(0.07)

	Year Ended December 31, 2002
Net (loss)	$(55,509)
Dividends in arrears included in the calculation	(287,500)

Basic earnings per share, available to
common stockholders	$(343,009)	5,716,074	$(0.0	6)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share:

	2003	2002
Shares issuable upon conversion of Series A
convertible participating preferred stock	9,225,000	8,650,000
Common stock warrants outstanding	70,000	882,500

Note 4.   Income Tax Matters

Approximate deferred taxes consist of the following components as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$6,597,000	$6,564,000
Research and development credit carryforwards	391,000	391,000

	6,988,000	6,955,000
Less valuation allowance	6,988,000	6,955,000

	$—	$—

The Company recorded a valuation allowance of $6,988,000 and $6,955,000, against deferred tax assets at December 31, 2003 and 2002, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of $33,000 and ($88,000) during 2003 and 2002, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 2003 and 2002, due to the following:

	2003	2002
Computed federal income tax (benefit)	$(30,000)	$(19,000)
Other, primarily computed state income tax benefit	(3,000)	(1,000)
Permanent difference	—	108,000
Change in the valuation allowance	33,000	(88,000)

	$—	$—

At December 31, 2003, the Company has approximately $16,916,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2023.

Note 5.   Concentration of Credit Risk

The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Note 6.   Convertible Participating Preferred Stock and Voting Rights

The Convertible Participating Preferred Stock must be converted into fully paid and non-assessable shares of Common Stock by the Company upon the earlier of (i) the closing of a Qualified Public Offering, or (ii) the affirmative vote of the holders of a majority of the outstanding Convertible Participating Preferred Stock for a mandatory conversion. A “Qualified Public Offering” is a public offering of the shares of the Company in which (a) a minimum of $10 million is raised in such offering by the Company, or (b) the per share purchase price is at least $4.00 and (c) the offering is underwritten on a firm basis by a recognized underwriter.

Each share of Convertible Participating Preferred Stock shall be convertible into fully paid and nonassessable shares of Common Stock at a rate of two shares of Common Stock for each share of Convertible Participating Preferred Stock, subject to adjustment when Common Stock has been proportionately adjusted. The initial “Conversion Price” shall be equal to $1.00 per share divided by the Conversion Rate. Upon conversion, all accumulated and unpaid dividends to the conversion date on the Convertible Participating Preferred Stock so converted shall also be converted into fully paid and nonassessable shares of Common Stock at the rate of $0.50 of accumulated and unpaid dividends for each share of Common Stock.

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $1,737,500 and $1,450,000 at December 31, 2003 and 2002, respectively.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.

Note 7.   Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $52,500 and $36,031 in 2003 and 2002, respectively.

ITEM 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 8A.   Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s director and acting chief executive and financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 9.   Directors and Executive Officers of the Registrant

The Company’s Articles of Incorporation provide that the Board of Directors will consist of no less than three and no more than seven members and that the Board is divided into three classes, each class to be as nearly equal in number as possible. Presently the Company has one Director — John Pappajohn — and six vacancies. Following the closing of the Transaction, board members Mark J. Emkjer, Carl S. Witonsky, R. David Spreng and Gordon M. Derzon resigned. Board member Bill Childs resigned in November 2000. None of the resigning directors has furnished the Company with any letter describing any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The term of Director John Pappajohn expired in 1998. Mr. Pappajohn is continuing his position until such time as the next annual meeting of shareholders. The Company does not intend to incur the expense of convening such a meeting because the Company will either complete a follow-on transaction or dissolve and does not intend to engage in any further business activities.

Directors of the Company

The following paragraphs set forth information concerning each of the current Directors of the Company:

John Pappajohn, age 75, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: MC Informatics, Inc.; Allion Healthcare, Inc.; and Patient Infosystems, Inc.

Executive Officers

The Company did not employ any executive officers during the year ended December 31, 2003.

Organization of the Board of Directors

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company’s financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. From January 1, 1998 through the dates of resignation of Messrs. Spreng and Witonsky, the Audit Committee consisted of Mr. Pappajohn, Mr. Spreng and Mr. Witonsky. Four Audit Committee meetings were held during 2003.

The Company does not currently have an audit committee financial expert, nor has it adopted a code of ethics, the reason being it has no ongoing business activities. In the future if it ever does have ongoing business activities it will consider at that time appointing an audit committee financial expert and adopting a code of ethics.

The Board of Directors as a whole acts as a nominating committee for candidates for the Board of Directors. Directors are selected without regard to race, creed, color, sex or national origin, and must have demonstrated outstanding business and civic accomplishments. The Board of Directors will consider all candidates recommended by shareholders in accordance with the procedure to be established in the Company’s Bylaws, which require recommendations to be submitted in writing ninety days in advance of the annual meeting of shareholders. Such recommendations should include the name and address of the shareholder and the candidate pursuant to which the recommendation is being made, such other information about the candidate pursuant to which the recommendation is being made, such other information about the candidate as required to be included in the Company’s proxy statement and the consent of the candidate to serve as a director if elected. Recommendations should be sent to the Secretary, PACE Health Management Systems, Inc., 2116 Financial Center, Des Moines, Iowa 50309.

The Board of Directors of the Company held four meetings during 2003.

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

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. During 2003, no options were granted to any board members.

Executive Compensation

The Company did not employ a Chief Executive Officer during the year ended December 31, 2003. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2003 whose total annual salary and bonus for the year exceeded $100,000.

Stock Options/SARs/LTIPs

There were no stock options, stock appreciation rights or restricted stock units granted during the year ended December 31, 2003. There were no payments made on any long-term incentive plans during the year ended December 31, 2003.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Share Ownership

The following tables set forth, as of March 26, 2004, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 2003 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company’s outstanding voting securities.

Name and Address of Beneficial Owner(3)	No. of Shares Beneficially Owned(1)(7)		Percent of Class Outstanding(8)
Common Stock:
Directors and Officers: John Pappajohn	5,823,261	(2)	55.1
All present directors and named executive
officers as a group (1 person)	5,823,261	(8)	55.1
Other Five Percent or More Shareholders:
Simon Casady(4)	302,465	(9)	5.3
Edgewater Private Equity Fund, L.P.(5)	2,121,438	(10)	29.0
Gainesborough, LLC(6)	2,184,895	(11)	29.3
Preferred Stock:
Directors and Officers:
John Pappajohn	1,500,000		52.2
Other Five Percent or More Shareholders:
Gainesborough, LLC	531,371		18.5
Edgewater Private Equity Fund, L.P.	500,000		17.4
_________________

1)	Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

2)	Includes 100,000 common stock shares held by Halkis, Ltd. and 109,917 common shares held by the John & Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn, 765,301 common stock shares, 1,500,000 preferred stock shares, cumulative dividends convertible into 1,813,043 common stock shares and presently exercisable warrants to purchase 35,000 shares held by Mr. Pappajohn.

3)	Except as noted, the address of each director of the Company is 2116 Financial Center, Des Moines, Iowa 50309.

4)	Address: 1238 Fulton, Indianola, Iowa 50125.

5)	Address: 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

6)	Address: 420 Bedford St., Ste. 110, Lexington, MA 02420.

7)	Assumes exercise of options or warrants exercisable on or before December 31, 2003 by the named person or group, but by no other person.

8)	Includes shares, options and warrants as described in the notes above.

9)	Includes 302,465 common shares.

10)	Includes 517,090 common stock shares, 500,000 preferred stock shares and cumulative dividends convertible into 604,348 common stock shares.

11)	Includes 444,887 common stock shares, 531,371 preferred stock shares, cumulative dividends convertible into 642,266 common stock shares and presently exercisable warrantes to purchase 35,000.

ITEM 12.   Certain Relationships and Related Transactions

During 2003, the Company paid $4,167 on a monthly basis, plus direct expenses, for a total of $52,500 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services that include among other things; accounting, investor relations, and SEC reporting.

ITEM 13.   Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation, as amended (1)
3.2	Restated Bylaws (1)
4.	Instruments defining the rights of shareholders
4.1	Form of Common Stock Certificate (2)
4.9	Form of Class A Warrant Certificate (2)
4.12	Form of Class B Warrant Certificate (2)
4.13	Form of Agent’s Warrant (2)
4.14	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1)
4.15	Restated Bylaws (Incorporated by reference to Exhibit 3.2)

10.	Material Contracts
10.1	Employment Agreement for Michael Vasquez, as amended December 16, 1994(2)
10.2	Employment Agreement for Simon Casady, as amended December 16, 1994(2)
10.3	1995 Stock Compensation Plan, effective February 10, 1995(2)
10.4	Form of Incentive Stock Option Agreement(2)
10.5	Form of Non-Qualified Stock Option Agreement(2)
10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement(2)
10.7	Incentive Stock Option Agreement for Michael J. Vasquez datedDecember 16, 1994(2)
10.8	Form of Five-year Employee Warrants(2)
10.9	Form of Three-year Employee Warrants(2)
10.10	Compensatory Warrants issued to Director Carl S. Witonsky dated April 22, 1994 and December 16, 1994(2)
10.11	Compensatory Warrants issued to Director Bill W. Childs dated February 26, 1990 and December 16, 1994(2)
10.12	Form of Lockup Agreements with Executive Officers, Directors andShareholders(2)
10.13	Consulting Services Agreement with Steven Evans dated December 31, 1993(2)
10.14	Consulting Services Agreement with Carl S. Witonsky dated January 1, 1995(2)
10.15	Software Purchase Agreement with JRS Clinical Technologies, Inc. dated October 18, 1989(2)
10.16	COMMES Purchase Agreement between the Company and Creighton University dated December 18, 1989(2)
10.17	Office Lease and Amendments thereto between the Company and Ashworth Plaza Ltd.(2)
10.18	Merit Client Agreement with Customer dated January 1, 1995(2)
10.19	Master Agreement with Customer dated September 30, 1994(2)
10.20	Nonqualified Executive Stock Option Plan adopted March 25, 1996(3)
10.21	Employment Agreement with Mark J. Emkjer dated February 15, 1996(4)
10.22	Amendment to Employment Agreement with Mark J. Emkjer dated October 17, 1997(5)
10.23	Form of Employee Retention Agreement(5)
10.24	Asset Purchase Agreement dated June 30, 1998, as amended, with Minnesota Mining and Manufacturing Company(6)
31.1	Section 302 Certification by Director and Acting Chief Executive Officer
31.2	Section 302 Certification by Director and Acting Chief Financial Officer
32.1	Section 906 Certification by Director and Acting Chief Executive Officer
32.2	Section 906 Certification by Director and Acting Chief Financial Officer

1)	Incorporated by reference to the Company’s Form 8-K dated May 3, 1996.

2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 33-90408-C, effective April 27, 1995.

3)	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 31, 1996.

4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-7487, effective August 9, 1996.

5)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1997.

6)	Incorporated by reference from the Company’s definitive Proxy Statement dated September 14, 1998.

(b)    Reports on Form 8-K

          No reports on Form 8-K were filed during the year ended December 31, 2003.

ITEM 14.   Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2003 and 2002, McGladrey & Pullen, LLP and its affiliate, RSM McGladrey, Inc. performed the following professional services:

Description	2003	2002
Audit Fees (1)	$15,500	$13,500
Audit-Related Fees	$—	$—
Tax Fees (2)	$850	$750
All Other Fees	$—	$—

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.

(2)	Tax fees consist of compliance fees for the preparation of original federal and state tax returns.

Fees for professional services rendered by the Company’s principal accountants are pre-approved by the Company’s Director and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HEALTH MANAGEMENT SYSTEMS, INC. (Registrant)
By:	/s/ John Pappajohn

John Pappajohn, Director
March 26, 2004

Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2004	By	/s/ John Pappajohn

Dated		John Pappajohn, Director