Form 10QSB
period 2004-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2004-05-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2004	0-27554
PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of	(IRS Employer Identification Number)
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
Yes  ✓   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 12, 2004
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one): Yes No ✓ . 1

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,892,651	$1,897,678
Accounts receivable	20	20
Prepaid expenses	2,414	9,658

	$1,895,085	$1,907,356

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,816	$992

Total current liabilities	18,816	992

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,737,353)	(18,707,258)

	1,876,269	1,906,364

	$1,895,085	$1,907,356

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2004	2003

NET REVENUES	$--	$--

COSTS AND EXPENSES
General and administrative	34,728	27,949

	34,728	27,949

(Loss) from operations	(34,728)	(27,949)

INTEREST INCOME	4,633	8,293

(Loss) before income taxes	(30,095)	(19,656)

PROVISION FOR INCOME TAXES	—	—

Net (Loss)	$(30,095)	$(19,656)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	(71,875)

Net (Loss) available to common	$(101,970)	$(91,531)
shareholders

(LOSS) PER SHARE
Basic	$(0.02)	$(0.02)

Fully diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,716,074	5,716,074

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003

Net (Loss)	$(30,095)	$(19,656)
Change in working capital components:
Decrease in prepaid expenses and other current assets	7,244	6,487
Increase in accounts payable	17,824	6,844

Net cash (used in) operating activities	(5,027)	(6,325)

Net (decrease) in cash and cash equivalents	(5,027)	(6,325)

CASH AND CASH EQUIVALENTS
Beginning	1,897,678	987,346

Ending	$1,892,651	$981,021

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of presentation

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2003. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Note 3. Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At March 31, 2004, there are approximately 70,000 shares issuable under warrant or option arrangements and 9,368,750 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $16,000 and $12,500 for the three months ended March 31, 2004 and 2003, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s March 31, 2004 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $34,728 and $27,949 for the three months ended March 31, 2004 and 2003, respectively, representing an increase of 24.3%, due mainly to an increase in audit fees and administrative fees.

Interest Income: Interest income was $4,633 and $8,293 for the three months ended March 31, 2004 and 2003, respectively, representing a decrease of 44.1%, due mainly to a decrease in the interest rates from the prior year.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2004 and 2003 was $5,027 and $6,325, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s March 31, 2004 balance sheet reflects cash and cash equivalents of approximately $1.9 million and no material liabilities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      N/A

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

May 12, 2004	/s/ John Pappajohn

Dated	John Pappajohn, Director