Form 10-Q
period 2004-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2004-08-12
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
June 30, 2004	0-27554
PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of	(IRS Employer Identification Number)
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
Yes  ✓   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 12, 2004
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):     Yes      No  X .

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,840,002	$1,897,678
Accounts receivable	20	20
Prepaid expenses	17,375	9,658

	$1,857,397	$1,907,356

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$970	$992

TOTAL CURRENT LIABILITIES	970	992

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,757,195)	(18,707,258)

	1,856,427	1,906,364

	$1,857,397	$1,907,356

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

NET REVENUES	$—	$—	$—	$—

COSTS AND EXPENSES
General and administrative	24,409	27,347	59,137	55,296

	24,409	27,347	59,137	55,296

(Loss) from operations	(24,409)	(27,347)	(59,137)	(55,296)
INTEREST INCOME	4,567	7,132	9,200	15,425

(Loss) before income taxes	(19,842)	(20,215)	(49,937)	(39,871)
PROVISION FOR INCOME TAXES	—	—	—	—

Net (Loss)	$(19,842)	$(20,215)	$(49,937)	$(39,871)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	(71,875)	(143,750)	(143,750)

Net (Loss) available to common shareholders	$(91,717)	$(92,090)	$(193,687)	$(183,621)

(LOSS) PER SHARE
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Fully diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,716,074	5,716,074	5,716,074	5,716,074

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003

Net (Loss)	$(49,937)	$(39,871)
Change in working capital components:
(Increase) in prepaid expenses and other current assets	(7,717)	(15,496)
(Decrease) in accounts payable	(22)	(1,298)

Net cash (used in) operating activities	(57,676)	(56,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of certificate of deposit	—	1,000,000

Net increase (decrease) in cash and cash equivalents	(57,676)	943,335
CASH AND CASH EQUIVALENTS
Beginning	1,897,678	987,346

Ending	$1,840,002	$1,930,681

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.NOTES
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

Note 3. Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At June 30, 2004, there are approximately 70,000 shares issuable under warrant or option arrangements and 9,512,500 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $13,000 for the three months ended June 30, 2004 and 2003, respectively, and totaled $28,500 and $25,500 for the six months ended June 30, 2004 and 2003, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s June 30, 2004 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $24,409 and $27,347 for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 10.7%. General and administrative expenses were $59,137 and $55,296 for the six months ended June 30, 2004 and 2003, respectively, representing an increase of 6.9%, due mainly to an increase in audit and administrative fees.

Interest Income: Interest income was $4,567 and $7,132 for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 36.0%. Interest income was $9,200 and $15,425 for the six months ended June 30, 2004 and 2003, respectively, representing a decrease of 40.4%. These decreases are due mainly to a decrease in the total cash, cash equivalents and certificate of deposits from the prior year.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2004 and 2003 was $57,676 and $56,665, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s June 30, 2004 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

August 12, 2004	/s/ John Pappajohn

Dated	John Pappajohn, Director