Form 10QSB
period 2004-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2004-11-10
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
September 30, 2004	0-27554
PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of	(IRS Employer Identification Number)
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
Yes ✓    No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 12, 2004
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):     Yes       No  ✓  .

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,827,163	$1,897,678
Accounts receivable	20	20
Prepaid expenses	12,163	9,658

	$1,839,346	$1,907,356

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,898	$992

Total current liabilities	5,898	992

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,780,174)	(18,707,258)

	1,833,448	1,906,364

	$1,839,346	$1,907,356

   See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

NET REVENUES	$—	$—	$—	$—

COSTS AND EXPENSES
General and administrative	27,693	26,962	86,829	82,258

	27,693	26,962	86,829	82,258

(Loss) from operations	(27,693)	(26,962)	(86,829)	(82,258)

INTEREST INCOME	4,713	4,789	13,913	20,214

(Loss) before income taxes	(22,980)	(22,173)	(72,916)	(62,044)

PROVISION FOR INCOME TAXES	—	—	—	—

Net (Loss)	$(22,980)	$(22,173)	$(72,916)	$(62,044)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	(71,875)	(143,750)	(143,750)

Net (Loss) available to common shareholders	$(94,855)	$(94,048)	$(216,666)	$(183,621)

(LOSS) PER SHARE
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Fully diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	5,716,074	5,716,074	5,716,074	5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003

Net (Loss)	$(72,916)	$(62,044)
Change in working capital components:
(Increase) in prepaid expenses and other current assets	(2,505)	(8,252)
Increase (decrease) in accounts payable	4,906	(2,235)

Net cash (used in) operating activities	(70,515)	(72,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of certificate of deposit	—	1,000,000

Net increase (decrease) in cash and cash equivalents	(70,515)	927,469

CASH AND CASH EQUIVALENTS
Beginning	1,897,678	987,346

Ending	$1,827,163	$1,914,815

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

Note 3. Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At September 30, 2004, there are approximately 70,000 shares issuable under warrant or option arrangements and 9,656,250 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $13,250 and $12,500 for the three months ended September 30, 2004 and 2003, respectively, and totaled $41,750 and $38,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $27,693 and $26,962 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of 2.7%. General and administrative expenses were $86,830 and $82,258 for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of 5.6%, due mainly to an increase in audit and administrative fees.

Interest Income: Interest income was $4,713 and $4,789 for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of 1.6%. Interest income was $13,913 and $20,214 for the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of 31.2%. These decreases are due mainly to a decrease in the total cash, cash equivalents and certificate of deposits from the prior year.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $70,515 and $72,531, respectively. Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s September 30, 2004 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
      N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      N/A

ITEM 5. OTHER INFORMATION.
      N/A

ITEM 6. EXHIBITS
      Exhibits
                  31.1  Section 302 Certification by Director and Acting Principal Executive Officer
                  31.2  Section 302 Certification by Director and Acting Principal Financial Officer
                  32.1  Section 906 Certification by Director and Acting Principal Executive Officer
                  32.2  Section 906 Certification by Director and Acting Principal Financial Officer

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

November 12, 2004	/s/ John Pappajohn

Dated	John Pappajohn, Director