Form 10KSB
period 2004-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2005-03-31
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   X      Annual report under Section 13 or 15(d) of the Securities Exchange Act
-------   of 1934 for the year ended December 31, 2004

          Transition report under section 13 or 15(d) of the Securities Act of
------    1934 for the transition period from _____ to _____.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES __X__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 28, 2005 as reported by Reuters, Ltd., was approximately $521,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of Shares Outstanding
              Class                               March 28, 2005
              -----                               --------------
       Common Stock, no par                          5,716,074



Transitional Small Business Disclosure Format (Check one):    YES _____NO __X__

                      PACE HEALTH MANAGEMENT SYSTEMS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I.
                                                                           Page
                                                                           ----
ITEM 1.  Description of Business                                             1

ITEM 2.  Description of Property                                             2

ITEM 3.  Legal Proceedings.                                                  2

ITEM 4.  Submission of Matters to a Vote of Security Holders                 2

                                    PART II.

ITEM 5.  Market for Common Equity, Related Shareholder Matters and
         Small Business Issuer Purchases of Equity Securities                2

ITEM 6.  Management's Discussion and Analysis or Plan of Operation           2

ITEM 7.  Financial Statements                                                4

ITEM 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           15

ITEM 8A. Controls and Procedures                                            15

ITEM 8B. Other Information                                                  15

                                    PART III.

ITEM 9.  Directors and Executive Officers of the Registrant                 15

ITEM 10. Executive Compensation                                             16

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    17

ITEM 12. Certain Relationships and Related Transactions                     18

ITEM 13. Exhibits, Lists and Reports on Form 8-K                            18

ITEM 14. Principal Accountant Fees and Services                             20

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company's December 31, 2004 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no liabilities.

The net proceeds from the transaction will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not currently have any office facilities.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2004.


                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

         Quarter ended              High                    Low
         -----------------------------------------------------------------
         3/31/03                    0.08                    0.05
         6/30/03                    0.12                    0.05
         9/30/03                    0.13                    0.07
         12/31/03                   0.11                    0.06
         3/31/04                    0.20                    0.07
         6/30/04                    0.16                    0.08
         9/30/04                    0.11                    0.07
         12/31/04                   0.13                    0.06

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.10 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 28, 2005, there were 66 shareholders of record of the Company's common stock. The Company did not repurchase any of its equity securities during 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Since, at this time, the Company has no ongoing operations or revenues, we have not identified any critical accounting policies.

RESULTS OF OPERATIONS

REVENUES: Following the Transaction, the Company has no ongoing operations or revenues.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $110,316 and $110,536 in 2004 and 2003, respectively, representing a decrease of .2%.

INTEREST INCOME: Interest income was $19,461 and $24,932 in 2004 and 2003, respectively, representing a decrease of 21.9%. This decrease is a result of a decrease in the interest rates from the prior year.

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

The Company recorded net losses of $90,855 and $85,604 with cash used in operations of $89,119 and $89,668 for 2004 and 2003, respectively.

Net cash provided by financing activities for the years ended December 31, 2004 and 2003 was none and none, respectively.

As of December 31, 2004, the Company had no liabilities, and cash and cash equivalents of $1,808,559. As of March 1, 2005 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

The net proceeds from the transaction will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company's shareholders. As of the date of this Form 10-KSB, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated at the present time, all of the net assets of the Company would be paid to holders of the Company's preferred stock.

ITEM 7. FINANCIAL STATEMENTS


                                    CONTENTS



-------------------------------------------------------------------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      5
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS
       Balance Sheets                                                        6
       Statements of Operations                                              7
       Statements of Shareholders' Equity                                    8
       Statements of Cash Flows                                              9
       Notes to Financial Statements                                        10

-------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 25, 2005

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS                                                                             2004                 2003
--------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents (Note 5)                                     $        1,808,559   $        1,897,678
   Certificate of deposit                                                                  -                    -
   Accounts receivable                                                                     -                   20
   Prepaid expenses                                                                    6,950                9,658
                                                                          ------------------------------------------
                                                                          $        1,815,509   $        1,907,356
                                                                          ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $                -   $              992
                                                                          ------------------------------------------
             TOTAL CURRENT LIABILITIES                                                     -                  992
                                                                          ------------------------------------------

SHAREHOLDERS' EQUITY
   Serial preferred stock, no par value, authorized 1,000,000 shares;
       issued none                                                                         -                    -
   Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding
       2,875,000 shares (Note 6)                                                   2,875,000            2,875,000
   Common stock, no par value; authorized 20,000,000 shares;
       issued and outstanding 5,716,074 shares                                    17,065,136           17,065,136
   Additional paid-in capital                                                        673,486              673,486
   Accumulated deficit                                                           (18,798,113)         (18,707,258)
                                                                          ------------------------------------------
                                                                                   1,815,509            1,906,364
                                                                          ------------------------------------------
                                                                          $        1,815,509   $        1,907,356
                                                                          ==========================================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                               2004               2003
-------------------------------------------------------------------------------------------------------------
Net revenues                                                            $            -   $               -

General and administrative expenses (Note 7)                                   110,316             110,536
                                                                        -------------------------------------
          (LOSS) FROM OPERATIONS                                              (110,316)           (110,536)
                                                                        -------------------------------------

Other income (expense):
   Interest income                                                              19,461              24,932
                                                                        -------------------------------------
                                                                                19,461              24,932
                                                                        -------------------------------------
          (LOSS) BEFORE INCOME TAXES                                           (90,855)            (85,604)

Provision for income taxes (Note 4)                                                  -                   -
                                                                        -------------------------------------
          NET (LOSS)                                                           (90,855)            (85,604)
Preferred dividends in arrears                                                (287,500)           (287,500)
                                                                        -------------------------------------
          NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                   $     (378,335)  $        (373,104)
                                                                        =====================================

(Loss) per share (Note 3)
   Basic                                                                $        (0.07)  $           (0.07)
                                                                        =====================================
   Fully diluted                                                        $        (0.07)  $           (0.07)
                                                                        =====================================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                           Additional
                                           Preferred                        Paid-In        Accumulated
                                             Stock         Common Stock     Capital          Deficit            Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                 2,875,000        17,065,136       673,486        (18,621,654)       1,991,968
  Net loss                                         -                 -             -            (85,604)         (85,604)
                                       ------------------------------------------------------------------------------------
Balance, December 31, 2003                 2,875,000        17,065,136       673,486        (18,707,258)       1,906,364
  Net loss                                         -                 -             -            (90,855)         (90,855)
                                       ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004             $   2,875,000   $    17,065,136  $    673,486   $    (18,798,113)  $    1,815,509
                                       ====================================================================================

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                              2004              2003
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                          $      (90,855)  $        (85,604)
   Adjustments to reconcile net (loss) to net cash (used in)
         operating activities:
   Change in working capital components:
       Decrease in accounts receivable                                             20                  -
       (Increase) decrease in prepaid expenses                                  2,708             (1,008)
       (Decrease) in accounts payable                                            (992)            (3,056)
                                                                       ------------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                             (89,119)           (89,668)
                                                                       ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES,
   (Purchase) maturity of certificate of deposit                                    -          1,000,000
                                                                       ------------------------------------

    NET INCREASE IN CASH AND CASH EQUIVALENTS                                       -            910,332

CASH AND CASH EQUIVALENTS
   Beginning                                                                1,897,678            987,346
                                                                       ------------------------------------
   Ending                                                              $    1,808,559   $      1,897,678
                                                                       ====================================

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

         Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2004, cash equivalents consisted of an interest-bearing money market account at a commercial bank.

         Stock-based compensation: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, SFAS 123 allows employee compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock-based employee compensation. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         At December 31, 2004, the Company has stock-based compensation plans which are described in Note 2. The Company applies the principles of APB 25 and related interpretations in accounting for its plans. At December 31, 2004 and 2003, all stock options were either exercised or expired.

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

         Basic and diluted loss per share: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method).

         New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), "Share-Based Payment" (SFAS No. 123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) are effective for Patient Infosystems on July 1, 2005. Patient Infosystems is currently assessing the financial statement impact of adopting SFAS No. 123(R).


NOTE 2. COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants
---------------------

The Company issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. One group of warrants expires ten years after the date of issuance. The second group of warrants expires five years after the date of issuance. At December 31, 2004 and 2003, warrants to purchase 70,000 were outstanding and exercisable. The warrants are exercisable at a price of $3.00 per share.

The Company issued Series A warrants to convertible, participating Series A preferred stock shareholders. In addition, the Company issued Series A warrants to certain shareholders for their unconditional promise to guarantee repayment of the Company's revolving line of credit. At December 31, 2004 and 2003 all such warrants had expired and there were no Series A warrants outstanding.

Common stock options
--------------------

In December 1994, the Board of Directors adopted the Company's 1995 Stock Compensation Plan (the "stock compensation plan"). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the Company. On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by one employee in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 2004 and 2003, all options to purchase shares were either exercised or expired, and there were 461,311 shares available for grant with no shares outstanding. There was no activity under the 1995 stock compensation plan during the years ending December 31, 2004 and 2003.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the "stock option plan"). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was changed to $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. At December 31, 2004 and 2003, all options to purchase shares were either exercised or expired.

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per-share:

                                                                                                     Per-Share Amount
                                                                                                ------------------------
                                                            Numerator           Denominator             Net (loss)
                                                       ------------------- -------------------  ------------------------
                                                                         YEAR ENDED DECEMBER 31, 2004
                                                       -----------------------------------------------------------------
Net (loss)                                             $        (90,855)
Dividends in arrears included in the calculation               (287,500)
                                                       -------------------
Basic earnings per share, available to
   common stockholders                                 $       (378,355)          5,716,074     $               (0.07)
                                                       =================================================================


                                                                         Year Ended December 31, 2003
                                                       -----------------------------------------------------------------

Net (loss)                                             $        (85,604)
Dividends in arrears included in the calculation               (287,500)
                                                       -------------------
Basic earnings per share, available to
   common stockholders                                 $       (373,104)          5,716,074     $               (0.07)
                                                       =================================================================

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share:

                                                                                   2004                  2003
                                                                             ------------------    ------------------
Shares issuable upon conversion of Series A
     convertible participating preferred stock                                      9,800,000             9,225,000
Common stock warrants outstanding                                                      70,000                70,000


NOTE 4.    INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 2004 and 2003:

Deferred tax assets:                                                               2004                  2003
                                                                             ------------------    ------------------
     Net operating loss carryforwards                                     $         6,632,000   $         6,597,000
     Research and development credit carryforwards                                    391,000               391,000
     Warrants                                                                         110,000               110,000
                                                                             ------------------    ------------------
                                                                                    7,133,000             7,098,000
     Less valuation allowance                                                       7,133,000             7,098,000
                                                                             ------------------    ------------------
                                                                          $                 -   $                 -
                                                                             ==================    ==================

The Company recorded a valuation allowance of $7,133,000 and $7,098,000, against deferred tax assets at December 31, 2004 and 2003, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase of $35,000 and $33,000 during 2004 and 2003, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 2004 and 2003, due to the following:

                                                                     2004                2003
                                                                ---------------    -----------------
Computed federal income tax (benefit)                       $         (32,000)  $          (30,000)
Other, primarily computed state income tax benefit                     (3,000)              (3,000)
Change in the valuation allowance                                      35,000               33,000
                                                                ---------------    -----------------
                                                            $               -   $                -
                                                                ===============    =================

At December 31, 2004, the Company has approximately $17,006,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2024.

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

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $2,025,000 and $1,737,500 at December 31, 2004 and 2003, respectively.

Convertible Participating Preferred Stock and Common Stock are entitled to one vote per share.

NOTE 7. RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $55,750 and $52,500 in 2004 and 2003, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's director and acting chief executive and financial officer has reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

DIRECTORS OF THE COMPANY

The following paragraphs set forth information concerning each of the current Directors of the Company:

John Pappajohn, age 76, has been a Director of the Company since January 1994. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: MC Informatics, Inc.; Allion Healthcare, Inc.; and Patient Infosystems, Inc.

EXECUTIVE OFFICERS

The Company did not employ any executive officers during the year ended December 31, 2004.

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

The Board of Directors as a whole acts as a nominating committee for candidates for the Board of Directors. Directors are selected without regard to race, creed, color, sex or national origin, and must have demonstrated outstanding business and civic accomplishments. The Board of Directors will consider all candidates recommended by shareholders in accordance with the procedure to be established in the Company's Bylaws, which require recommendations to be submitted in writing ninety days in advance of the annual meeting of shareholders. Such recommendations should include the name and address of the shareholder and the candidate pursuant to which the recommendation is being made, such other information about the candidate pursuant to which the recommendation is being made, such other information about the candidate as required to be included in the Company's proxy statement and the consent of the candidate to serve as a director if elected. Recommendations should be sent to the Secretary, PACE Health Management Systems, Inc., 2116 Financial Center, Des Moines, Iowa 50309.

The Board of Directors of the Company held four meetings during 2004.

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

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. During 2004, no options were granted to any board members.

EXECUTIVE COMPENSATION

The Company did not employ a Chief Executive Officer during the year ended December 31, 2004. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2004 whose total annual salary and bonus for the year exceeded $100,000.

STOCK OPTIONS/SARS/LTIPS

There were no stock options, stock appreciation rights or restricted stock units granted during the year ended December 31, 2004. There were no payments made on any long-term incentive plans during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SHARE OWNERSHIP

The following tables set forth, as of March 28, 2005, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the chief executive officer of the Company and all other executive officers whose total cash compensation in the year ended December 31, 2004 exceeded $100,000, by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) ownership of Preferred Stock, which is convertible into Common Stock on a 2 for 1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company's outstanding voting securities.

NAME AND ADDRESS                                             NO. OF SHARES                  PERCENT OF CLASS
OF BENEFICIAL OWNER (3)                               BENEFICIALLY OWNED (1) (7)             OUTSTANDING (8)

COMMON STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                          6,123,261   (2)                     58.0
     All present directors and named executive
       officers as a group (1 person)                        6,123,261   (8)                     58.0

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Simon Casady (4)                                          302,465   (9)                      5.3
     Edgewater Private Equity Fund, L.P. (5)                 2,221,438  (10)                     30.3
     Gainesborough, LLC (6)                                  2,291,169  (11)                     30.7

PREFERRED STOCK:

   DIRECTORS AND OFFICERS:
     John Pappajohn                                          1,500,000                           52.2

   OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
     Gainesborough, LLC                                        531,371                           18.5
     Edgewater Private Equity Fund, L.P.                       500,000                           17.4

------------
1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

2) Includes 100,000 common stock shares held by Halkis, Ltd. and 109,917 common shares held by the John & Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn, 765,301 common stock shares, 1,500,000 preferred stock shares, cumulative dividends convertible into 2,113,043 common stock shares and presently exercisable warrants to purchase 35,000 shares held by Mr. Pappajohn.

3) Except as noted, the address of each director of the Company is 2116 Financial Center, Des Moines, Iowa 50309.

4)       Address: 1238 Fulton, Indianola, Iowa 50125.

5)       Address: 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

6)       Address: 420 Bedford St., Ste. 110, Lexington, MA 02420.

7) Assumes exercise of options or warrants exercisable on or before December 31, 2004 by the named person or group, but by no other person.

8)       Includes shares, options and warrants as described in the notes above.

9)       Includes 302,465 common shares.

10) Includes 517,090 common stock shares, 500,000 preferred stock shares and cumulative dividends convertible into 704,348 common stock shares.

11) Includes 444,887 common stock shares, 531,371 preferred stock shares, cumulative dividends convertible into 748,540 common stock shares and presently exercisable warrants to purchase 35,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, the Company paid $4,167 on a monthly basis, plus direct expenses, for a total of $55,750 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services that include among other things; accounting, investor relations, and SEC reporting.

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

        10.       Material Contracts
        10.1            Employment Agreement for Michael Vasquez, as amended
                           December 16, 1994 (2)
        10.2            Employment Agreement for Simon Casady, as amended
                           December 16, 1994 (2)
        10.3            1995 Stock Compensation Plan, effective February 10,
                           1995 (2)
        10.4            Form of Incentive Stock Option Agreement (2)
        10.5            Form of Non-Qualified Stock Option Agreement (2)
        10.6            Form of Non-Employee Director Non-Qualified Stock Option
                           Agreement (2)
        10.7            Incentive Stock Option Agreement for Michael J. Vasquez
                           dated December 16, 1994 (2)
        10.8            Form of Five-year Employee Warrants (2)
        10.9            Form of Three-year Employee Warrants (2)
        10.10           Compensatory Warrants issued to Director Carl S.
                           Witonsky dated April 22, 1994 and December 16,
                           1994 (2)
        10.11           Compensatory Warrants issued to Director Bill W. Childs
                           dated February 26, 1990 and December 16, 1994 (2)
        10.12           Form of Lockup Agreements with Executive Officers,
                           Directors and Shareholders (2)
        10.13           Consulting Services Agreement with Steven Evans dated
                           December 31, 1993 (2)
        10.14           Consulting Services Agreement with Carl S. Witonsky
                           dated January 1, 1995 (2)
        10.15           Software Purchase Agreement with JRS Clinical
                           Technologies, Inc. dated October 18, 1989 (2)
        10.16           COMMES Purchase Agreement between the Company and
                           Creighton University dated December 18, 1989 (2)
        10.17           Office Lease and Amendments thereto between the Company
                           and Ashworth Plaza Ltd. (2)
        10.18           Merit Client Agreement with Customer dated January 1,
                           1995 (2)
        10.19           Master Agreement with Customer dated September 30,
                           1994 (2)
        10.20           Nonqualified Executive Stock Option Plan adopted March
                           25, 1996 (3)
        10.21           Employment Agreement with Mark J. Emkjer dated February
                           15, 1996 (4)
        10.22           Amendment to Employment Agreement with Mark J. Emkjer
                           dated October 17, 1997 (5)
        10.23           Form of Employee Retention Agreement (5)
        10.24           Asset Purchase Agreement dated June 30, 1998, as
                           amended, with Minnesota Mining and Manufacturing Company (6)
        31.1      Section 302 Certification by Director and Acting Chief
                     Executive Officer
        31.2      Section 302 Certification by Director and Acting Chief
                     Financial Officer
        32.1      Section 906 Certification by Director and Acting Chief
                     Executive Officer
        32.2      Section 906 Certification by Director and Acting Chief
                     Financial Officer

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

6) Incorporated by reference from the Company's definitive Proxy Statement dated September 14, 1998.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2004 and 2003, McGladrey & Pullen, LLP and its affiliate, RSM McGladrey, Inc. performed the following professional services:

          DESCRIPTION                                2004            2003
          -----------                                ----            ----
          Audit Fees (1)                           $ 19,000        $ 15,500
          Audit-Related Fees                       $      -        $      -
          Tax Fees (2)                             $      -        $    850
          All Other Fees                           $      -        $      -

         (1) Audit fees consist of fees for professional services rendered for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports.
         (2) Tax fees consist of compliance fees for the preparation of federal and state tax returns.

Fees for professional services rendered by the Company's principal accountants are pre-approved by the Company's Director and majority shareholder.

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


                                            PACE HEALTH MANAGEMENT SYSTEMS, INC.
                                            ------------------------------------
                                            (Registrant)

                                            By /s/ John Pappajohn
                                               -----------------------------
                                            John Pappajohn, Director

                                            March 31, 2005
                                            --------------------------------
                                            Dated

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 2005                      By  /s/ John Pappajohn
------------------                      ----------------------------------------
Dated                                       John Pappajohn, Director