Form 10QSB
period 2005-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2005-05-13
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2005	Commission File Number: 0-27554

PACE Health Management Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, no par	Number of Shares Outstanding May 12, 2005 5,716,074

Transitional Small Business Disclosure Format (Check one):  YES               NO     X

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,802,736	$1,808,559
Accounts receivable	—	—
Prepaid expenses	1,737	6,950

	$1,804,473	$1,815,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,576	$—

Total current liabilities	8,576	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated deficit	(18,817,725)	(18,798,113)

	1,795,897	1,815,509

	$1,804,473	$1,815,509

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March31,
	2005	2004
NET REVENUES	$—	$—

COSTS AND EXPENSES
General and administrative	26,289	34,728

	26,289	34,728

(Loss) from operations	(26,289)	(34,728)

INTEREST INCOME	6,677	4,633

(Loss) before income taxes	(19,612)	(30,095)

PROVISION FOR INCOME TAXES	—	—

Net (Loss)	$(19,612)	$(30,095)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	(71,875)

Net (Loss) available to common shareholders	$(91,487)	$(101,970)

(LOSS) PER SHARE
Basic	$(0.02)	$(0.02)

Fully diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,716,074	5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.CONDENSED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004

Net (Loss)	$(19,612)	$(30,095)
Change in working capital components:
(Increase) decrease in prepaid expenses and other current assets	5,213	7,244
Increase (decrease) in accounts payable	8,576	17,824

Net cash (used in) operating activities	(5,823)	(5,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of certificate of deposit	—	—

Net increase (decrease) in cash and cash equivalents	(5,823)	(5,027)

CASH AND CASH EQUIVALENTS
Beginning	1,808,559	1,897,678

Ending	$1,802,736	$1,892,651

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of presentation

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2004. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Note 3.  Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At March 31, 2005, there are approximately 70,000 shares issuable under warrant or option arrangements and 9,656,250 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4.  Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $8,333 for the three months ended March 31, 2005 and 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Prior to October 1998, PACE developed and marketed advanced patient care management software systems that enabled healthcare providers to standardize the delivery of care, maximize resource utilization and improve clinical outcomes. On October 7, 1998, the Company completed the sale of substantially all of its assets to, and the assumption of certain of its liabilities by, Minnesota Mining and Manufacturing Company (“the Transaction”).

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s March 31, 2005 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

RESULTS OF OPERATIONS

General and administrative:   General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $26,289 and $34,728 for the three months ended March 31, 2005 and 2004, respectively, representing a decrease of 24.3%, due mainly to a decrease in auditing and administrative fees.

Interest Income:   Interest income was $6,677 and $4,633 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of 44%. This increase is due mainly to an increase in money market interest rates.

Provision for income taxes:   No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $5,823 and $5,027, respectively. The Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s March 31, 2005 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s director and acting chief executive and acting financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

May 12,2005	/s/ John Pappajohn
Dated	John Pappajohn, Director, Acting Chief Executive and Acting Chief Financial Officer