Form 10QSB
period 2005-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2005-08-12
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2005	Commission File Number: 0-27554

PACE Health Management Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2116 Financial Center 666 Walnut Des Moines, IA 50309
(Address and zip code of principal executive offices)

(515) 244-5746
Issuer’s telephone - number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.   YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, no par	Number of Shares Outstanding August 12, 2005 5,716,074

Transitional Small Business Disclosure Format (Check one):   YES ☐    NO ☒ .

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,762,806	$1,808,559
Prepaid expenses	15,642	6,950

	$1,778,448	$1,815,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,884	$—

Total current liabilities	1,884	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares; issued none	—	—
Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding 2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated (deficit)	(18,837,058)	(18,798,113)

	1,776,564	1,815,509

	$1,778,448	$1,815,509

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
NET REVENUES	$—	$—	$—	$—

COSTS AND EXPENSES
General and administrative	28,581	24,409	54,870	59,137

	28,581	24,409	54,870	59,137

(Loss) from operations	(28,581)	(24,409)	(54,870)	(59,137)

INTEREST INCOME	9,248	4,567	15,925	9,200

(Loss) before income taxes	(19,333)	(19,842)	(38,945)	(49,937)

PROVISION FOR INCOME TAXES	—	—	—	—

Net (Loss)	$(19,333)	$(19,842)	$(38,945)	$(49,937)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	$(71,875)	(143,750)	$(143,750)

Net (Loss) available to common shareholders	$(91,208)	(91,717)	$(182,695)	$(193,687)

(LOSS) PER SHARE
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Fully diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,716,074	5,716,074	5,716,074	5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004
Net (Loss)	$(38,945)	$(49,937)
Change in working capital components:
(Increase) decrease in prepaid expenses and other current assets	(8,692)	(7,717)
Increase (decrease) in accounts payable	1,884	(22)

Net cash (used in) operating activities	(45,753)	(57,676)

Net increase (decrease) in cash and cash equivalents	(45,753)	(57,676)

CASH AND CASH EQUIVALENTS
Beginning	1,808,559	1,897,678

Ending	$1,762,806	$1,840,002

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

Note 3. Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At June 30, 2005, there are approximately 70,000 shares issuable under warrant or option arrangements and 9,656,250 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses related to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $12,500 for the three months ended June 30, 2005 and 2004, respectively, and totaled $25,000 and $28,500 for the six months ended June 30, 2005 and 2004, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s June 30, 2005 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $28,581 and $24,409 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of 17.1%. General and administrative expenses were $54,870 and $59,137 for the six months ended June 30, 2005 and 2004, respectively, representing a decrease of 7.2%, due mainly to a decrease in auditing and administrative fees.

Interest Income: Interest income was $9,248 and $4,567 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of 102.5%. Interest income was $15,925 and $9,200 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of 73.1%. The increase is due mainly to an increase in money market interest rates.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $45,753 and $57,676, respectively. The Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s June 30, 2005 balance sheet reflects cash and cash equivalents of approximately $1.8 million and no material liabilities.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

August 12, 2005	/s/ John Pappajohn
Dated	John Pappajohn, Director, Acting Chief Executive and Acting Chief Financial Officer