Form 10QSB
period 2005-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2005-11-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2005

Commission File Number: 0-27554

PACE Health Management Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2116 Financial Center
666 Walnut
Des Moines, IA 50309
(Address and zip code of principal executive offices)

(515) 244-5746
Issuer’s telephone -number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding November 14, 2005
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):   YES   ☐    NO  ☒ .

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I.   FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,751,604	$1,808,559
Interest receivable	10,424	—
Prepaid expenses	10,949	6,950

	$1,772,977	$1,815,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,573	$—

Total current liabilities	9,573	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	673,486	673,486
Accumulated (deficit)	(18,850,218)	(18,798,113)

	1,763,404	1,815,509

	$1,772,977	$1,815,509

See Notes to Condensed Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NET REVENUES	$—	$—	$—	$—

COSTS AND EXPENSES
General and administrative	27,480	27,693	82,351	86,829

	27,480	27,693	82,351	86,829

(Loss) from operations	(27,480)	(27,693)	(82,351)	(86,829)

INTEREST INCOME	14,320	4,713	30,246	13,913

(Loss) before income taxes	(13,160)	(22,980)	(52,105)	(72,916)

PROVISION FOR INCOME TAXES	—	—	—	—

Net (Loss)	$(13,160)	$(22,980)	$(52,105)	$(72,916)
PREFERRED DIVIDENDS IN ARREARS	(71,875)	(71,875)	(215,625)	(215,625)

Net (Loss) available to common shareholders	$(85,035)	$(94,855)	$(267,730)	$(288,541)

(LOSS) PER SHARE
Basic	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Fully diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING	5,716,074	5,716,074	5,716,074	5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(52,105)	$(72,916)
Change in working capital components:
(Increase) in prepaid expenses and other receivables	(14,423)	(2,505)
Increase in accounts payable	9,573	4,906

Net cash (used in) operating activities	(56,955)	(70,515)

Net (decrease) in cash and cash equivalents	(56,955)	(70,515)

CASH AND CASH EQUIVALENTS
Beginning	1,808,559	1,897,678

Ending	$1,751,604	$1,827,163

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

The results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2.   Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At September 30, 2005, there are approximately 70,000 shares issuable under warrant or option arrangements and 10,231,000 shares issuable under conversion of Series A convertible participating preferred stock.

Note 3.   Related Party Transactions

Administration expenses related to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $13,250 for the three months ended September 30, 2005 and 2004, respectively, and totaled $37,500 and $41,750 for the nine months ended September 30, 2005 and 2004, respectively.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s September 30, 2005 balance sheet reflects cash and cash equivalents of approximately $1.75 million and no material liabilities.

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

RESULTS OF OPERATIONS

General and administrative:   General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $27,480 and $27,693 for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of 0.8%. General and administrative expenses were $82,351 and $86,829 for the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of 5.2%, due mainly to a decrease in auditing and administrative fees.

Interest Income:   Interest income was $14,320 and $4,713 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 203.8%. Interest income was $30,246 and $13,913 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of 117.4%. The increase is due mainly to higher interest yielding investments.

Provision for income taxes:   No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $56,955 and $70,515, respectively. The Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s September 30, 2005 balance sheet reflects cash and cash equivalents of approximately $1.75 million and no material liabilities.

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

ITEM 3.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s director and acting chief executive officer and acting chief financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC. (Registrant)

Dated: November 14, 2005	/s/ John Pappajohn
John Pappajohn, Director, Acting Chief Executive and Acting Chief Financial Officer