Form 10KSB
period 2005-12-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2006-03-31
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the year ended December 31, 2005

☐    Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

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

Common Stock, no par
(Title of class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     YES   ☒     NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☒    NO  ☐

Issuer’s net revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 22, 2006 as reported by Reuters, Ltd., was approximately $869,104. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding March 28, 2006
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):    Yes    ☐     NO  ☒

PACE HEALTH MANAGEMENT SYSTEMS, INC.
2005 FORM 10-KSB ANNUAL REPORT

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s December 31, 2005 balance sheet reflects current assets of $1,738,858 million and current liabilities of $3,523.

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

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2005.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning May 19, 1998, PACE Common Stock has been quoted on the OTC Bulletin Board under the symbol “PCES.” From the Company’s initial public offering on April 27, 1995 through May 18, 1998, the Company’s Common Stock was traded on The NASDAQ Small Cap Market. The following table sets forth the range of high and low sales prices of the Company’s Common Stock by quarter over the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

Quarter ended	High	Low
3/31/04	0.20	0.07
6/30/04	0.16	0.08
9/30/04	0.11	0.07
12/31/04	0.13	0.06
3/31/05	0.27	0.08
6/30/05	0.20	0.11
9/30/05	0.15	0.10
12/31/05	0.15	0.10

The Company has declared no cash dividends since its inception with respect to the Common Stock, and has no plan to declare a dividend in the near future. If declared by the Board of Directors, the holders of Preferred Stock are entitled to receive annual dividends at the rate of $0.10 per share. The Board has declared no cash dividends with respect to the Preferred Stock and has no plan to declare a dividend in the near future other than in connection with the completion of a follow-on transaction or the liquidation of the Company. As of March 22, 2006, there were 71 shareholders of record of the Company’s common stock. The Company did not repurchase any of its equity securities during 2005.

On October 24, 2005, the Company issued five-year warrants to purchase an aggregate of 750,000 shares of the Company’s Common Stock at $.50 per share, which warrants were immediately exercisable.  The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Since, at this time, the Company has no ongoing operations or revenues, we have not identified any critical accounting policies.

RESULTS OF OPERATIONS

REVENUES:   Following the Transaction, the Company has no ongoing operations or revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:   General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $119,394 and $110,316 in 2005 and 2004, respectively, representing an increase of 8.2%.

INTEREST INCOME:   Interest income was $47,963 and $19,461 in 2005 and 2004, respectively, representing an increase of 146.5%. This increase is the result of higher interest rates achieved with the purchase of a certificate of deposit.

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

The Company recorded net losses of $71,431 and $90,855 with cash used in operations of $69,601 and $89,119 for 2005 and 2004, respectively.

Net cash provided by financing activities for the years ended December 31, 2005 and 2004 was none and none, respectively.

As of December 31, 2005, the Company had liabilities of $3,523, and cash and cash equivalents of $1,738,958. As of March 28, 2006 the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees.

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

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PACE Health Management Systems, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of PACE Health Management Systems, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACE Health Management Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 25, 2006

PACE HEALTH MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004
CURRENT ASSETS
Cash and cash equivalents (Note 5)	$1,738,958	$1,808,559
Interest receivable	12,386	—
Prepaid expenses	6,257	6,950

	$1,757,601	$1,815,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,523	$—

TOTAL CURRENT LIABILITIES	3,523	—

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value, authorized 1,000,000 shares;
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares (liquidation preference of; 2005 5,187,500;
2004 4,900,000 (Note 6)	2,875,000	2,875,000

Common stock, no par value; authorized 20,000,000 shares;
issued and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	683,486	673,486
Accumulated deficit	(18,869,544)	(18,798,113)

	1,754,078	1,815,509

	$1,757,601	$1,815,509

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net revenues	$—	$—

General and administrative expenses (Note 7)	119,394	110,316

(LOSS) FROM OPERATIONS	(119,394)	(110,316)

Other income (expense):
Interest income	47,963	19,461

	47,963	19,461

(LOSS) BEFORE INCOME TAXES	(71,431)	(90,855)

Provision for income taxes (Note 4)	—	—

NET (LOSS)	(71,431)	(90,855)
Preferred dividends in arrears	(287,500)	(287,500)

NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(358,931)	$(378,355)

(Loss) per share (Note 3)
Basic	$(0.06)	$(0.07)

Fully diluted	$(0.06)	$(0.07)

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2003	2,875,000	17,065,136	673,486	(18,707,258)	1,906,364
Net (loss)	—	—	—	(90,855)	(90,855)

Balance, December 31, 2004	2,875,000	17,065,136	673,486	(18,798,113)	1,815,509
Net (loss)	—	—	—	(71,431)	(71,431)
Warrant Compensation	—	—	10,000		10,000

BALANCE, DECEMBER 31, 2005	$2,875,000	$17,065,136	$683,486	$(18,869,544)	$1,754,078

See Notes to Financial Statements.

PACE HEALTH MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(71,431)	$(90,855)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Warrant compensation	10,000	—
Change in working capital components:
(Increase) in interest receivable	(12,386)	—
Decrease in accounts receivable	—	20
Decrease in prepaid expenses	693	2,708
Increase(decrease) in accounts payable	3,523	(992)

NET CASH (USED IN) OPERATING ACTIVITIES	(69,601)	(89,119)

(DECREASE) IN CASH AND CASH EQUIVALENTS	(69,601)	(89,119)

CASH AND CASH EQUIVALENTS
Beginning	1,808,559	1,897,678

Ending	$1,738,958	$1,808,559

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES,
Warrant compensation	10,000	—

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

Cash equivalents:   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2005, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

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

At December 31, 2005, the Company has stock-based compensation plans which are described in Note 2. The Company applies the principles of APB 25 and related interpretations in accounting for its plans. At December 31, 2005 and 2004, all stock options were either exercised or expired.

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

New Accounting Pronouncements:   In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), “Share-Based Payment” (SFAS No. 123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) are effective for PACE Health Management Systems, Inc. on January 1, 2005. The adoption of SFAS No. 123(R) will not have an impact on the company since there are no outstanding stock options at December 31, 2005.

NOTE 2.   COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

The Company issued common stock purchase warrants to various shareholders, directors, employees, and certain accredited investors. The warrants expire ten years after the date of issuance. At December 31, 2004, warrants to purchase 70,000 were outstanding and exercisable. The warrants are exercisable at a price of $3.00 per share. All 70,000 warrants expired in August, 2005.

On October 24, 2005, the Company issued 750,000 warrants to purchase common stock.  Of these warrants, 600,000 were issued to John Pappajohn and the remaining 150,000 warrants were issued to his designees.  The warrants were issued as compensation for past services rendered and all warrants were immediately vested.  The warrants have an exercise price of $0.50, which exceeded the market price of the Company’s common stock at the time of issuance.  The value of the warrants was separately estimated at $0.01 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant.

The Company has warrants outstanding and exercisable for the purchase of 750,000 shares of common stock at December 31, 2005. These warrants have a weighted average exercise price of $0.50.

Common stock options

In December 1994, the Board of Directors adopted the Company’s 1995 Stock Compensation Plan (the “stock compensation plan”). The stock compensation plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The stock compensation plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. Options under the stock compensation plan expire on the second anniversary of the date the employee ceased employment with the Company. On January 5, 1998 by Board action, the exercise price for all current employee options was changed to $0.50. The exercise price was subsequently reduced to $0.10 for options held by one employee in recognition of his continued employment by the Company subsequent to the sale of assets. At December 31, 2005 and 2004, all options to purchase shares were either exercised or expired, and there were 461,311 shares available for grant with no shares outstanding. There was no activity under the 1995 stock compensation plan during the years ending December 31, 2005 and 2004.

In March 1996, the Board of Directors adopted the Nonqualified Executive Stock Option Plan (the “stock option plan”). The stock option plan provides for the grant of nonqualified stock options to executive officers of the Company. The Company has reserved 800,000 shares for issuance pursuant to the stock option plan. Options may be granted at prices determined by the Board of Directors, which may not be less than 85% of the fair market value of the shares subject to the options as of the date of grant. Options vest at the rate of 20% on the first anniversary date of the grant and 20% on each of the next four anniversary dates of the grant. On January 5, 1998, by Board action, the exercise price for all current, non-qualified stock options to executive officers was changed to $0.50. Options expire on the second anniversary of the date the employee ceased employment with the Company. At December 31, 2005 and 2004, all options to purchase shares were either exercised or expired, and there were 594,300 shares available for grant.

NOTE 3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per-share:

			Per-Share Amount
	Numerator	Denominator	Net (loss)
	YEAR ENDED DECEMBER 31, 2005
Net (loss)	$(71,431)
Dividends in arrears included in the calculation	(287,500)

Basic earnings per share, available to common stockholders	$(358,931)	5,716,074	$(0.06)

	Year Ended December 31, 2004
Net (loss)	$(90,855)
Dividends in arrears included in the calculation	(287,500)

Basic earnings per share, available to common stockholders	$(378,355)	5,716,074	$(0.07)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share:

	2005	2004
Shares issuable upon conversion of Series A
convertible participating preferred stock	10,375,000	9,800,000
Common stock warrants outstanding	750,000	70,000

NOTE 4.   INCOME TAX MATTERS

Approximate deferred taxes consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$6,562,000	$6,632,000
Research and development credit carryforwards	391,000	391,000
Warrants	4,000	110,000

	6,957,000	7,133,000
Less valuation allowance	6,957,000	7,133,000

	$—	$—

The Company recorded a valuation allowance of $6,957,000 and $7,133,000, against deferred tax assets at December 31, 2005 and 2004, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase(decrease) of $(176,000) and $35,000 during 2005 and 2004, respectively.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss for the years ended December 31, 2005 and 2004, due to the following:

	2005	2004
Computed federal income tax (benefit)	$(26,000)	$(32,000)
Other, primarily computed state income tax benefit	(2,000)	(3,000)
Permanent difference related to expired warrants and
expiration of operating loss carryforwards	204,000	—
Change in the valuation allowance	(176,000)	35,000

	$—	$—

At December 31, 2005, the Company has approximately $16,826,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will, if unused, expire in the years 2006 through 2025.

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

The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $2,312,500 and $2,025,000 at December 31, 2005 and 2004, respectively and $0.80 and $0.70 per share respectively.

Convertible Participating Preferred Stock is entitled to two votes per share (reflecting its 2-for-1 conversion feature), and Common Stock is entitled to one vote per share.

NOTE 7.   RELATED PARTY TRANSACTIONS

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $50,500 and $55,750 in 2005 and 2004, respectively.

On October 24, 2005, the Company issued 750,000 warrants to purchase common stock.  Of these warrants, 600,000 were issued to John Pappajohn and the remaining 150,000 warrants were issued to his designees.  The warrants were issued as compensation for past services rendered and all warrants were immediately vested.  The warrants have an exercise price of $0.50, which exceeded the market price of the Company’s common stock at the time of issuance.  The value of the warrants was separately estimated at $0.01 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant.

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

ITEM 8B.   OTHER INFORMATION

None

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth information concerning the current directors of the Company:

John Pappajohn, age 77, has been a director of the Company since January 1994, Mr. Pappajohn has served as Acting Chief Executive Officer and Chief Financial Officer of the Company since 1999. Since 1969, Mr. Pappajohn has been the sole owner of Pappajohn Capital Resources, a venture capital fund, and President of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn also serves as a director of the following public companies: MC Informatics, Inc.; Allion Healthcare, Inc.; Patient Infosystems, Inc.; American CareSource Holdings, Inc.; and Chairman of the Board of Healthcare Acquisition Corp.

CORPORATE GOVERNANCE

The Board of Directors has established an Audit Committee to advise the Board of Directors on questions, policies and general matters of accounting, financing and operating controls, to review the audit of the Company’s financial statements, and to select auditors subject to the approval of the full Board and ratification by the shareholders. Mr. Pappajohn is the sole member....

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

The Board of Directors of the Company held five meetings during 2005.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2005, all executive officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

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

On October 24, 2005, the Company issued 750,000 warrants to purchase common stock.  Of these warrants, 600,000 were issued to John Pappajohn, and 150,000 were issued to his designees.  The warrants were issued as compensation for past services rendered and all warrants were immediately vested.

Subsequent to February 10, 1995, under the 1995 Stock Compensation Plan, new non-employee directors receive a nondiscretionary grant of nonqualified stock options for 21,820 shares upon their election or appointment to the Board. The Plan provides for automatic grants of nonqualified stock options to new non-employee directors at an exercise price equal to 100% of the fair market value of the shares on the date of grant. One-fifth of such options vest over each of five years from the date of election or appointment of the new non-employee director. The non-employee director options are exercisable for ten years from the date of grant. The Compensation Committee has no discretion regarding the grant or terms of non-employee director options. During 2005, no options were granted to any board members.

EXECUTIVE COMPENSATION

The Company’s Chief Executive Officer did not receive any compensation during the years ended December 31, 2004 through December 31, 2005. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2005 whose total annual salary and bonus for the year exceeded $100,000.

See Item 12 for a discussion of payments made to a company owned by the Company’s Chief Executive Officer and “Director Compensation” above for a discussion of warrants issued to Mr. Pappajohn and his designees.

STOCK OPTIONS/SARS/LTIPS

There were no stock options, stock appreciation rights or restricted stock units granted to the Chief Executive Officer during the year ended December 31, 2005. There were no payments made on any long-term incentive plans during the year ended December 31, 2005. The Chief Executive Officer did not exercise any options during fiscal 2005 and did not hold any options as of December 31, 2005.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SHARE OWNERSHIP

The following tables set forth, as of March 28, 2006, based on the information available to the Company, the number and percentages of shares of the Common Stock and Preferred Stock beneficially owned by each current director, by the Chief Executive Officer of the Company by all directors and such executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock and Preferred Stock. The table setting forth information with respect to holders of Common Stock includes (i) shares of Common Stock issuable upon the exercise of options and warrants exercisable within 60 days and (ii) shares of Common Stock issuable upon conversion of Preferred Stock, which is convertible into Common Stock on a 2-for-1 basis. The Company is aware of no stockholder, other than those listed below, claiming to hold more than five percent of any class of the Company’s outstanding voting securities.

NAME AND ADDRESS OF BENEFICIAL OWNER (3)	NO. OF SHARES BENEFICIALLY OWNED (1)(2)	PERCENT OF CLASS OUTSTANDING (2)
COMMON STOCK:

DIRECTORS AND OFFICERS:
John Pappajohn (4)	6,988,261	59.6
All present directors and named executive
officers as a group (1 person) (4)	6,988,261	59.6

OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
Simon Casady	302,465	5.3
Edgewater Private Equity Fund, L.P. (5)	2,321,438	30.9
Gainesborough, LLC (6)	2,362,443	30.9

PREFERRED STOCK:

DIRECTORS AND OFFICERS:
John Pappajohn	1,500,000	52.2

OTHER FIVE PERCENT OR MORE SHAREHOLDERS:
Gainesborough, LLC	531,371	18.5
Edgewater Private Equity Fund, L.P.	500,000	17.4
_________________
(1)

Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated. Preferred stock is entitled to two votes per share and is convertible into common stock on a two for one basis.

(2)

Pursuant to such SEC Rules, shares deemed beneficially owned by virtue of an individual’s right to acquire them are also treated as outstanding and when calculating the percent of the class owned by such individual and when determining the percent owned by any group in which the individual is included.

(3)	Except as noted, the address of each director and executive officer of the Company is 2116 Financial Center, Des Moines, Iowa 50309.

(4)

Includes 100,000 common stock shares held by Halkis, Ltd. and 109,917 common shares held by the John & Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn, 765,301 common stock shares, 1,500,000 preferred stock shares convertible into 3,000,000 common stock shares, cumulative dividends convertible into 2,413,043 common stock shares and 600,000 exercisable warrants for common stock.

(5)

Includes 517,090 common shares and 1,000,000 common shares issuable upon conversion of 500,000 preferred shares, and 804,348 common shares issuable upon conversion of preferred cumulative dividends as of December 31, 2005 held by Edgewater Private Equity Fund, L.P., 900 N. Michigan Ave., 14th Floor, Chicago, IL 60611.

(6)

Includes 444,887 common shares, 1,062,742 common shares issuable upon conversion of 531,731 preferred shares, and 854,814 common shares issuable upon conversion of preferred cumulative dividends as of December 31, 2005 held by Gainsborough, LLC, 420 Bedford Street, Suite 110, Lexington, MA 02420.

_________________

Information concerning the Company’s compensation plans is found in Note 2 to the financial statements set forth in Item 7. All compensation plans were approved by the Company’s shareholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2004, the Company paid $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services that include among other things; accounting, investor relations, and SEC reporting. Total payments received during 2005 and 2004 were $50,500 and $55,750, respectively.

ITEM 13.   EXHIBITS

(a)    The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Restated Articles of Incorporation, as amended (1)

3.2	Restated Bylaws (1)

4.	Instruments defining the rights of shareholders

4.1	Form of Common Stock Certificate (2)

4.2	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1)

4.3	Restated Bylaws (Incorporated by reference to Exhibit 3.2)

10.	1995 Stock Compensation Plan, effective February 10, 1995 (2)

10.1	Form of Incentive Stock Option Agreement (2)

10.2	Form of Non-Qualified Stock Option Agreement (2)

10.3	Form of Non-Employee Director Non-Qualified Stock Option Agreement (2)

10.4	Non-Qualified Executive Stock Option Plan adopted March 25, 1996 (3)

10.5	Form of October 2005 Stock Purchase Warrant

31.1	Section 302 Certification by Acting Chief Executive Officer and Acting Chief Financial Officer

32.1	Section 906 Certification by Acting Chief Executive Officer and Acting Chief Financial Officer

_________________
(1)	Incorporated by reference to the Company’s Form 8-K dated May 3, 1996.

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 33-90408-C, effective April 27, 1995.

(3)	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 31, 1996.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2005 and 2004, McGladrey & Pullen, LLP and its affiliate, RSM McGladrey, Inc. performed the following professional services:

DESCRIPTION	2005	2004
Audit Fees (1)	$26,000	$19,000
Tax Fees (2)	$660	$—
All Other Fees	$—	$—
_________________
(1)

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements, review of the 10-KSB filing, and review of financial statements included in the Company’s quarterly reports.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC. (Registrant)

March 31, 2006	By	/s/ John Pappajohn
John Pappajohn, Director and Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	By	/s/ John Pappajohn
John Pappajohn, Acting Chief Executive Officer, Acting Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended December 31, 2005	Commission File No. 0-27554

_________________

PACE HEALTH MANAGEMENT SYSTEMS, INC.

_________________

Exhibit Number	Item

10.5	Form of October 2005 Stock Purchase Warrant
31.1	Section 302 Certification by Acting Chief Executive Officer and Acting Chief Financial Officer
32.1	Section 906 Certification by Acting Chief Executive Officer and Acting Chief Financial Officer