Form 10QSB
period 2006-03-31
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2006-05-15
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2006	0-27554

PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 15, 2006
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART II.OTHER INFORMATION

ITEM 6. EXHIBITS	9

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$1,721,233	$1,738,958
Interest receivable	-	12,386
Prepaid expenses	27,941	6,257
Total current assets	$1,749,174	$1,757,601

Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$20,422	$3,523
Accrued expenses	699	-
Total current liabilities	21,121	3,523

Shareholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares:
issued none	-	-
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	683,486	683,486
Accumulated deficit	(18,895,569)	(18,869,544)
Total stockholders’ equity	1,728,053	1,754,078
Total liabilities and stockholders’ equity	$1,749,174	$1,757,601

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,

	2006	2005
Net revenues	$-	$-
Costs and expenses
General and administrative	44,732	26,289
(Loss) from operations	(44,732)	(26,289)
Interest income	18,707	6,677
(Loss) before income taxes	(26,025)	(19,612)
Provision for income taxes	-	-
Net (loss)	(26,025)	(19,612)
Preferred dividends in arrears	(71,875)	(71,875)
Net (Loss) available to common shareholders	$(97,900)	$(91,487)
(Loss) per share
Basic	$(0.02)	$(0.02)
Fully diluted	$(0.02)	$(0.02)
Weighted average number of common and common
equivalent shares outstanding	5,716,074	5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	2006	2005
Cash flows from operating activities
Net (Loss)	$(26,025)	$(19,612)
Change in working capital components:
(Increase) decrease in prepaid expenses and interest receivable	(9,298)	5,213
Increase in accounts payable and other current liabilities	17,598	8,576
Net cash (used in) operating activities	(17,725)	(5,823)
Net (decrease) in cash	(17,725)	(5,823)
Cash and cash equivalents
Beginning	1,738,958	1,808,559
Ending	$1,721,233	$1,802,736

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of presentation

The accompanying financial information should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2005. The financial information included herein is unaudited; such information reflects all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The results of operations for the three months are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2. Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using a modified version of prospective application. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”). Under the provisions of APB 25, restricted stock awards were accounted for using variable plan accounting whereby compensation expense or benefit was recorded each period from the date of grant to the measurement date based on the fair value of the Company’s common stock at the end of each period. Stock option awards were accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.

Under the modified prospective application, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation expense recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of all stock-based compensation being fully vested as of December 31, 2005, there is no effect on income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006.

Note 3. Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At March 31, 2006, there were approximately

Note 3. Basic and diluted (loss) per share (continued)

750,000 shares issuable under warrant or option arrangements and 10,518,750 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses paid to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $14,368 and $12,500 for the three months ended March 31, 2006 and 2005.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company presently has no employees. The Company’s March 31, 2006 balance sheet reflects current assets of $1,749,174 and current liabilities of $21,121.

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

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $44,732 and $26,289 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of 70.2%, due mainly to an increase in auditing and administrative fees.

Interest Income: Interest income was $18,707 and $6,677 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of 180%. This increase is due mainly to an increase in money market and certificate of deposit interest rates.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $17,725 and $5,823, respectively. The Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s March 31, 2006 balance sheet reflects current assets of $1,749,174 and current liabilities of $21,121.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

May 15, 2006	/s/ John Pappajohn
Dated	John Pappajohn, Director, Acting Chief Executive Officer and Acting Chief Financial Officer