Form 10QSB
period 2006-06-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2006-08-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
June 30, 2006	0-27554

PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 14, 2006
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):    YES ☐     NO ☒

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	9

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$1,627,440	$1,738,958
Interest receivable	659	12,386
Prepaid expenses	33,217	6,257
Total current assets	$1,661,316	$1,757,601

Other Assets	149,240	-
Total Assets	$1,810,556	$1,757,601

Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$120,181	$3,523
Total current liabilities	120,181	3,523

Shareholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares:
issued none	-	-
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000
Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	683,486	683,486
Accumulated deficit	(18,933,247)	(18,869,544)
Total stockholders’ equity	1,690,375	1,754,078
Total liabilities and stockholders’ equity	$1,810,556	$1,757,601

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005		2006		2005
Net revenues	$-	$-	$		$
Costs and expenses

General and administrative	57,580	28,581		102,311		54,870
(Loss) from operations	(57,580)	(28,581)		(102,311)		(54,870)
Interest income	19,902	9,248		38,608		15,925
(Loss) before income taxes	(37,678)	(19,333)		(63,703)		(38,945)
Provision for income taxes	-	-		-		-
Net (loss)	(37,678)	(19,333)		(63,703)		(38,945)
Preferred dividends in arrears	(71,875)	(71,875)		(143,750)		(143,750)
Net (Loss) available to common shareholders	$(109,553)	$(91,208)		$(207,453)		$(182,695)
(Loss) per share
Basic	$(0.02)	$(0.02)		$(0.04)		$(0.03)
Fully diluted	$(0.02)	$(0.02)		$(0.04)		$(0.03)
Weighted average number of common and common
equivalent shares outstanding	5,716,074	5,716,074		5,716,074		5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2006	2005
Cash flows from operating activities
Net (Loss)	$(63,703)	$(38,945)
Change in working capital components:
Increase in prepaid expenses and interest receivable	(15,233)	(8,692)
Increase in accounts payable and other current liabilities	116,658	1,884
Increase in other assets	(149,240)	-
Net cash (used in) operating activities	(111,518)	(45,753)
Net (decrease) in cash	(111,518)	(45,753)
Cash and cash equivalents
Beginning	1,738,958	1,808,559
Ending	$1,627,440	$1,762,806

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

Under the modified prospective application, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation expense recognized in the second quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of all stock-based compensation being fully vested as of December 31, 2005, there is no effect on income before taxes, net income and basic and diluted earnings per share for the three months ended June 30, 2006.

Note 3. Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At June 30, 2006, there were approximately 750,000 shares issuable under warrant or option arrangements and 10,662,500 shares issuable under conversion of Series A convertible participating preferred stock.

Note 4. Related Party Transactions

Administration expenses related to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $12,500 for the three months ended June 30, 2006 and 2005, respectively, and totaled $25,000 and $25,000 for the six months ended June 30, 2006 and 2005, respectively.

Note 5. Subsequent Events

On August 2, 2006, Pace Health Management Systems, Inc., an Iowa corporation (“Pace”) entered into a Stock Purchase Agreement (“Agreement”) with ConMed, Inc., a Maryland corporation (“ConMed”) and certain stockholders of ConMed (the “ConMed Stockholders”), pursuant to which Pace will purchase all the issued and outstanding capital stock of ConMed from the ConMed Stockholders (the “Acquisition”). Following completion of the Acquisition, ConMed will effectively become the operating public company.

The Agreement provides that at closing, the ConMed Stockholders will be paid consideration consisting of : (i) $8,000,000, less a $250,000 cash deposit paid on the date the Agreement was signed (which cash deposit shall (a) be held in escrow until the consummation of the Acquisition, and (b) be non-refundable provided, however, that in the event ConMed and/or any of the ConMed Stockholders fail to fully satisfy the closing conditions and any other required obligations set forth in the Agreement, the cash deposit shall be returned to Pace) and (ii) 5,714 shares of a newly created series of Pace preferred stock. A portion of the purchase price will be funded from the proceeds of a private placement financing.

The Company expects to close this transaction in the latter part of the third quarter or early fourth quarter.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s June 30, 2006 balance sheet reflects current assets of $1,661,316 and current liabilities of $120,181.

The net proceeds from the Transaction will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that with the cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, such a combination may be attractive to potential partners and would better serve the interests of the Company’s shareholders. As of June 30, 2006, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated total assets of $1,810,556 at the present time, only preferred stockholders would be paid due to a liquidation preference of $5,331,250 as of June 30, 2006 (included in this figure is $2,456,250 in accrued dividends). On August 2, 2006, the Company entered into a definitive agreement. (See Part I. Note 5. Subsequent Events).

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $57,580 and $28,581 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 101.52%. General and administrative expenses were $102,311 and $54,870 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of 86.5%, due mainly to an increase in auditing, consulting, and administrative fees.

Interest Income: Interest income was $19,903 and $9,248 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of 115.2%. Interest income was $38,609 and $15,925 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of 142.4%. This increase is due mainly to an increase in money market and certificate of deposit interest rates.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended June 30, 2006 and 2005 was $111,518 and $45,753, respectively. The Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s June 30, 2006 balance sheet reflects current assets of $1,661,316 and current liabilities of $120,181.

The net proceeds from the transaction will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. As of June 30, 2006, no definitive agreement has been signed for a follow-on transaction. If no suitable business combination is identified, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated total assets of $1,810,556 at the present time, only preferred stockholders would be paid due to a liquidation preference of $5,331,250 as of June 30, 2006 (included in this figure is $2,456,250 in accrued dividends). On August 2, 2006, the Company entered into a definitive agreement. (See Part I. Note 5. Subsequent Events).

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s director and acting chief executive and acting financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to his attention on timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

August 14, 2006	/s/ John Pappajohn
Dated	John Pappajohn, Director, Acting Chief Executive Officer and Acting Chief Financial Officer