Form 10QSB
period 2006-09-30
PACE HEALTH MANAGEMENT SYSTEMS INC
filed 2006-11-14
CIK 943324

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
September 30, 2006	0-27554

PACE Health Management Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Iowa	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 14, 2006
Common Stock, no par	5,716,074

Transitional Small Business Disclosure Format (Check one):    YES ☐     NO ☒

PACE HEALTH MANAGEMENT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$1,090,641	$1,738,958
Interest receivable	566	12,386
Prepaid expenses	23,252	6,257
Cash held in escrow	250,000	—

Total current assets	$1,364,459	$1,757,601

Other Assets	277,975	—

Total Assets	$1,642,434	$1,757,601

Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$57,916	$3,523

Total current liabilities	57,916	3,523

Shareholders’ equity
Preferred stock, no par value, authorized 1,000,000 shares:
issued none	—	—
Convertible participating preferred stock, Series A, no par
value; authorized 4,000,000 shares; issued and outstanding
2,875,000 shares	2,875,000	2,875,000

Common stock, no par value; authorized 20,000,000 shares; issued
and outstanding 5,716,074 shares	17,065,136	17,065,136
Additional paid-in capital	683,486	683,486

Accumulated deficit	(19,039,104)	(18,869,544)

Total stockholders' equity	1,584,518	1,754,078

Total liabilities and stockholders' equity	$1,642,434	$1,757,601

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$—	$—	$—	$—

Costs and expenses
General and administrative	123,000	27,480	225,312	82,351

(Loss) from operations	(123,000)	(27,480)	(225,312)	(82,351)

Interest income	17,143	14,320	55,752	30,246

(Loss) before income taxes	(105,857)	(13,160)	(169,560)	(52,105)

Provision for income taxes	—	—	—	—

Net (loss)	(105,857)	(13,160)	(169,560)	(52,105)
Preferred dividends in arrears	(71,875)	(71,875)	(215,625)	(215,625)

Net (Loss) available to common shareholders	$(177,732)	$(85,035)	$(385,185)	$(267,730)

(Loss) per share
Basic	$(0.03)	$(0.01)	$(0.07)	$(0.05)

Fully diluted	$(0.03)	$(0.01)	$(0.07)	$(0.05)

Weighted average number of common and common
equivalent shares outstanding	5,716,074	5,716,074	5,716,074	5,716,074

See Notes to Condensed Financial Statements

PACE HEALTH MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities

Net (Loss)	$(169,560)	$(52,105)
Change in working capital components:

Increase in prepaid expenses and interest receivable	(5,175)	(14,423)
Increase in accounts payable and other current liabilities	54,393	9,573

Increase in other assets	(277,975)	—

Net cash (used in) operating activities	(398,317)	(56,955)

Cash flows from investing activities

Cash held in escrow	(250,000)	—

Net increase (decrease) in cash	(648,317)	(56,955)

Cash and cash equivalents
Beginning	1,738,958	1,808,559

Ending	$1,090,641	$1,751,604

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

Note 2.   Accounting Policy

Cash held in escrow: Cash is being held in escrow for purposes of the proposed acquisition of ConMed, Inc. See discussion of transaction in Note 6.

Note 3.   Stock-based Compensation

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

As a result of all stock-based compensation being fully vested as of December 31, 2005, there is no effect on income before taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2006.

Note 4.   Basic and diluted (loss) per share

On January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method). The effect of stock options, warrants, and convertible preferred stock was not included in the computation because to do so would have been antidilutive. At September 30, 2006, there were approximately 750,000 shares issuable under warrant or option arrangements and 10,806,249 shares issuable under conversion of Series A convertible participating preferred stock.

Note 5.   Related Party Transactions

Administration expenses related to Equity Dynamics, Inc., an entity wholly owned by a Director of the Company, totaled $12,500 and $12,500 for the three months ended September 30, 2006 and 2005, respectively, and totaled $37,500 and $37,500 for the nine months ended September 30, 2006 and 2005, respectively.

Note 6.   Proposed Acquisition

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

The Agreement provides that at closing, the ConMed Stockholders will be paid consideration consisting of : (i) $8,000,000, less a $250,000 cash deposit paid on the date the Agreement was signed (which cash deposit shall (a) be held in escrow until the consummation of the Acquisition, and (b) be non-refundable provided, however, that in the event ConMed and/or any of the ConMed Stockholders fail to fully satisfy the closing conditions and any other required obligations set forth in the Agreement, the cash deposit shall be returned to Pace) and (ii) 5,714 shares of a newly created series of Pace preferred stock. A portion of the purchase price will be funded from the proceeds of a private placement financing which is expected to close in the fourth quarter.

In connection with the anticipated ConMed Acquisition, on September 15, 2006, ConMed hired a financial consultant at an annual salary of $175,000. Pace has been reimbursing ConMed for such payments. It is anticipated that, if the Acquisition is consummated, such individual will act as Pace’s chief financial officer going forward. Such individual is entitled to certain benefits and six-months severance if Pace terminates such relationship.

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

Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s September 30, 2006 balance sheet reflects current assets of $1,364,459 and current liabilities of $57,916.

The net proceeds from the Transaction will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that the combination of cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, may be attractive to potential partners and would better serve the interests of the Company’s shareholders than immediate liquidation and distribution. If no suitable business combination is identified and consummated, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated total assets of $1,642,434 at the present time, only preferred stockholders would be paid due to a liquidation preference of $5,403,125 as of September 30, 2006 (included in this figure is $2,528,125 in accrued dividends). On August 2, 2006, the Company entered into a definitive agreement, but as of September 30, 2006, such Agreement had not been consummated. (See Part I. Note 6. Proposed Acquisition).

RESULTS OF OPERATIONS

General and administrative: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $123,000 and $27,480 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 347.60%. General and administrative expenses were $225,312 and $82,351 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of 173.60%, due mainly to an increase in auditing, consulting, and administrative fees, as well as costs and fees incurred in connection with the negotiation of the Agreement and related transactions with ConMed, Inc.

Interest Income: Interest income was $17,143 and $14,320 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 19.71%. Interest income was $55,752 and $30,246 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of 84.33%. This increase is due mainly to an increase in money market and certificate of deposit interest rates.

Provision for income taxes: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $398,317 and $56,955, respectively. The Company has no ongoing operations and no revenues and has minimal operating expenses. The Company’s September 30, 2006 balance sheet reflects current assets of $1,364,459 and current liabilities of $57,916.

The net proceeds from the Transaction will be retained by the Company pending a determination of whether to engage in a follow-on transaction. The Company has been seeking a business combination with another entity, before considering possible liquidation and distribution of its assets. The Company believes that the combination of cash on hand and net operating loss carryforwards, subject to the limitation of such carryforwards under the Internal Revenue Code, may be attractive to potential partners and would better serve the interests of the Company’s shareholders than immediate liquidation and distribution. If no suitable business combination is identified and consummated, the Company may elect to liquidate and distribute the remaining net proceeds to shareholders. If the Company liquidated total assets of $1,642,434 at the present time, only preferred stockholders would be paid due to a liquidation preference of $5,403,125 as of September 30, 2006 (included in this figure is $2,528,125 in accrued dividends). On August 2, 2006, the Company entered into a definitive agreement, but as of September 30, 2006, such Agreement had not been consummated. (See Part I. Note 6. Proposed Acquisition).

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

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

None

ITEM 2.   Unregistered Sales of Equity Securities

None

ITEM 3.   Default upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

None

ITEM 5.   Other Information

On October 31, 2006, the Agreement with ConMed, Inc. and its stockholders expired, and the Company forfeited its non-refundable deposit of $250,000. As of the date of this filing, the Company is in continued negotiations with ConMed, Inc. in order to extend the Agreement. There can be no guarantee that the Agreement will be extended, or, if extended, that it will be consummated.

ITEM 6.   EXHIBITS

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

9

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HEALTH MANAGEMENT SYSTEMS, INC.
(Registrant)

November 14, 2006	/s/ John Pappajohn
Dated	John Pappajohn, Director, Acting Chief Executive Officer and Acting Chief Financial Officer