Form 10KSB
period 2006-12-31
Conmed Healthcare Management, Inc.
filed 2007-03-29
CIK 943324

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006

Or

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

Commission File Number: 0-27554
Conmed Healthcare Management, Inc.
(Name of small business issuer as specified in its charter)

Delaware	42-1297992

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9375 Chesapeake St., Suite 203
La Plata, MD	20646

(Address and zip code of principal executive offices)	(Zip code)

301-609-8460

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of class)

          Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐  NO ☒

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
YES ☐   NO ☒

          Issuer’s net revenues for its most recent fiscal year: $0

          The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 27, 2007 as reported by Reuters, Ltd., was approximately $10,566,731. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

          The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding March 28, 2007

Common Stock, $.0001 par value	11,800,026

          Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CONMED HEALTHCARE MANAGMENT, INC.
2006 FORM 10-KSB ANNUAL REPORT

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

          Prior to October 1998, Pace Health Management Systems, Inc. (“Pace”, or the “Company, or “we”, or “us”) developed and marketed advanced patient care management software systems that enabled healthcare providers to standardize the delivery of care, maximize resource utilization and improve clinical outcomes.

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

          Following the Transaction, the Company has no ongoing operations and no revenues and has minimal operating expenses. As of December 31, 2006, the Company had no employees. The Company’s December 31, 2006 balance sheet reflects current assets of $1,204,803 million and current liabilities of $367,639.

RECENT DEVELOPMENTS

          For a complete description of the transactions described below, please see the current reports on Forms 8-K filed on February 1, 2007, March 19, 2007, and March 20, 2007.

          On August 2, 2006, Pace entered into a Stock Purchase Agreement (“Agreement”) with CONMED, Inc., a Maryland corporation (“CONMED”) and all of the stockholders of CONMED (the “CONMED Stockholders”), pursuant to which Pace agreed to purchase all the issued and outstanding capital stock of CONMED from the CONMED Stockholders (the “Acquisition”). The Acquisition was consummated on January 26, 2007. In a simultaneous transaction, Pace completed a private placement (“Private Placement”) of approximately $15,000,000 worth of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 were paid directly to the CONMED Stockholders as consideration for the sale of CONMED’s capital stock, and the remainder was retained for the Company’s working capital purposes.

          CONMED has provided correctional healthcare services since 1984 and was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As CONMED developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, CONMED served more than 50% of the county detention healthcare services market in Maryland. In 2003, CONMED elected to seek contracts outside of Maryland and by 2006; it had secured contracts in Kansas, Virginia and Washington. Currently, CONMED is in contract with and services 17 detention centers and facilities at the county level in the United States. For the fiscal year ended December 31, 2006, CONMED had net revenues from medical services provided to correctional institutions of $16,776,724. For the fiscal year ended December 31, 2005, CONMED had net revenues from medical services provided to correctional institutions of $11,669,332. As a result of the Acquisition, CONMED became a wholly-owned subsidiary of Pace, and the business of CONMED became Pace’s primary business.

          On January 26, 2007, Pace sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock (“Series B Preferred Stock”), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its Common Stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its Common Stock at an exercise price equal to $2.50 per share (such units are the “Units”), in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used by Pace to purchase all the issued and outstanding capital stock of CONMED and to provide us with working capital following the purchase.

          In connection with the sale of the Units, Pace retained Maxim Group LLC, an NASD member broker-dealer as its exclusive placement agent. Maxim received the following compensation: (i) a cash fee of 10% of the gross proceeds (for an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock that is issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock.

          On January 15, 2007, Pace’s Board of Directors approved a plan of recapitalization (“Plan of Recapitalization”), which it subsequently submitted for shareholder approval. At a special meeting held on March 13, 2007, the shareholders approved the following:

•

conversion of the existing Pace Series A Preferred Stock into 4,584,196 shares of our common stock (immediately after the 1 for 20 reverse stock split) in exchange for conversion of, and waiver of remaining accrued and unpaid dividends and liquidation rights, on the Series A Preferred Stock;

•	a reverse split of 1 share for each 20 shares of common stock;

•	the change of our name to “Conmed Healthcare Management, Inc.”;

•

our reincorporation into the State of Delaware via a merger with a wholly owned subsidiary. The merger was effected on March 14, 2007 and we are now a Delaware corporation and CONMED is our wholly-owned operating subsidiary;

•	the election of Richard Turner, John Pappajohn and Edward B. Berger as our directors; and

•	the adoption of the 2007 Stock Option Plan

          The merger referred to above was effected March 14, 2007. At the same time, pursuant to their terms, all of Pace’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock converted into shares of our common stock. We currently have no preferred stock outstanding.

          In addition, on March 13, 2007, the Board of Directors increased the number of directors by one and appointed Terry E. Branstad to fill the vacancy.

RISK FACTORS

          An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this Annual Report on Form 10-K before deciding to buy or exercise our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed, the price and value of our securities could decline and you could lose all or part of your investment.

Risks related to Our Business

          RISKS ASSOCIATED WITH INTERNAL EXPANSION. Our growth is generally dependent upon CONMED’s ability to obtain contracts to provide medical services to inmates in county correctional and detention facilities. The growth rate of our business depends on a number of factors, including crime rates and sentencing patterns in various jurisdictions and our ability to integrate new facilities into its management structure. We may have to obtain sufficient capital resources in order to compete effectively in the industry. We cannot assure you that any contract will, in fact, be awarded. Further, we cannot assure you that we will be able to obtain contracts to manage the medical services in new facilities or retain existing contracts upon their expiration.

          WE PROVIDE CONTRACTED BUSINESS SERVICES. IN ANY CONTRACT BUSINESS, IT IS POSSIBLE A CONTRACT WILL BE LOST OR NOT RENEWED. CONMED’s top three clients, Sedgwick County Detention Center, Baltimore County Detention Center and Howard County Detention Center, generated approximately forty-two percent (42%) of its total revenues for the year ended December 31, 2006. These same clients generated approximately twenty-four percent (24%) of our direct profit per contract. If a contracted detention facility, particularly one of our primary detention facilities terminates its contract, which generally may be effective upon ninety (90) days written notice, our business and financial performance may be seriously harmed.

          MOST OF OUR CONTRACTS ARE FOR SHORT-TERMS, AND MAY NOT BE EXTENDED. CONMED’s detention center medical services contracts are typically short-term, ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Including extension options, we have one major contract and several smaller contracts subject to renewal in 2007, which accounted for approximately 12% and 6% of revenue for the year ended December 31, 2006, respectively. We cannot assure you that these or any other contracts will be renewed or that extension options will be exercised. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving us adequate written notice. We customarily incur significant development and start-up costs in establishing its services within the new facilities, and the termination or non-renewal of a contract would require an immediate write-off of any unamortized costs associated with the contract, and could have a material adverse effect upon our financial condition, results of operations and liquidity.

          WE ARE CURRENTLY NEGOTIATING A $5.6 MILLION CONTRACT TO PROVIDE MEDICAL SERVICES. IF WE DO NOT FINALIZE THE TERMS OF THIS AGREEMENT, OUR FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED. CONMED is currently providing medical services to the Baltimore County Detention Center on an interim transition basis. We have entered into final negotiations for a new nine year contract with an annual revenue value equal to approximately $5.6 million and an aggregate revenue value equal to approximately $54 million. Baltimore County Detention Center accounted for approximately 10% of total revenue for the year ended December 31, 2006. If CONMED does not finalize the terms of this Baltimore County contract, and does not gain Baltimore County as one of their contracted site facilities, CONMED’s future business and financial performance may be seriously harmed.

          OUR CONTRACTS ARE SUBJECT TO GOVERNMENTAL FUNDING. CONMED’s detention center medical services contracts are subject to either annual or bi-annual governmental appropriations. Failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the fee payable to us. In addition, even if funds are appropriated, delays in payments may occur which could have a material adverse effect on our financial condition, results of operations and liquidity.

          OUR INABILITY TO OBTAIN REQUIRED PERFORMANCE AND/OR PAYMENT BONDS MAY LIMIT OUR ABILITY TO MAINTAIN EXISTING CONTRACTS AND ACQUIRE ADDITIONAL CONTRACTS. In order to expand CONMED’s business and obtain new facilities contracts, as well as maintain certain existing contracts, CONMED will need to obtain bonds in certain counties for which CONMED provides its services. In order to obtain such bonds, or renew existing bonds, CONMED will be required to fulfill certain financial requirements and standards. To the extent CONMED is unable to fulfill the necessary financial requirements and standards, CONMED may not be able acquire new facilities contracts and could lose its existing contracts, all of which could negatively impact our business operations and financial condition.

          WE ARE UNCERTAIN AS TO OCCUPANCY LEVELS AT CERTAIN FACILITIES WE SERVICE. A small portion of our revenues are generated under detention center medical services contracts that specify an offset for populations under a specified number. Under such a per diem rate structure, a decrease in occupancy levels could cause a decrease in the facilities’ needs for medical services, and therefore, could cause a decrease in revenue and profitability, and may have some adverse effect on our overall financial condition, results of operations and liquidity.

          DISTURBANCES AT FACILITIES WE SERVICE WOULD IMPACT US NEGATIVELY. An escape, riot, epidemic, catastrophic or other disturbance that seriously impacts the health of a large number of inmates at one of CONMED’s facilities could have a material adverse effect on our financial condition, results of operations and liquidity. As a result of a disturbance inmates may suffer multiple injuries for which the cost of care may have a temporary but significant effect on profitability. Approximately 78% of CONMED’s healthcare services revenues for the year ended December, 2006 are operated under caps which provide limits on the cost of exposure; however, multiple events with significant costs may exceed budget targets.

          The remaining 22% of CONMED’s correctional healthcare services revenues from continuing operations contain no limits on CONMED’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although CONMED attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, We cannot assure you that CONMED will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on CONMED’s financial condition and results of operations.

          WE MAY BE SUBJECT TO LITIGATION CLAIMS RESULTING FROM OR RELATING TO INMATE DEATHS. Prisoners may die while in a correctional facility due to various reasons, including, without limitation, natural causes and suicide. Consequently, CONMED may be exposed to potential liability arising from or relating to such deaths. Such occurrences may have a negative impact on CONMED’s business operations.

          WE MAY INCUR SIGNIFICANT START-UP AND OPERATING COSTS ON NEW CONTRACTS BEFORE RECEIVING RELATED REVENUES, WHICH MAY IMPACT OUR CASH FLOWS AND NOT BE RECOUPED.When we are awarded a contract to provide medical services to a facility, we may incur significant start-up and operating expenses, including the cost of purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

          WE UTILIZE THIRD PARTY ADMINISTRATORS (TPA) AND PROVIDER NETWORKS TO OBTAIN OUT-OF-FACILITY CARE IN VARIOUS MARKETS. SHOULD THOSE NETWORKS BECOME INACCESSIBLE OUR COSTS FOR PROVIDING THOSE SERVICES WOULD RISE 15-20%. Our current profit margin is in part due to our ability to reduce out-of-facility costs that are defined by contracted networks. Our costs are typically 17% less than the stated charges for these services. It is important to note that healthcare providers for the general public utilize these same programs. It is unlikely the environment will change, causing the return of payments based on healthcare provider’s charges without discounts. The trend over the past ten years has been one of deeper discounting against these charges. If the trend reversed or slowed, it would negatively impact our operating margins and could have a material adverse effect on us.

          CHANGES IN STATE AND FEDERAL REGULATIONS COULD RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS. CONMED is subject to extensive regulation by both the federal government and the states in which it conducts its business. There are numerous healthcare and other laws and regulations that CONMED is required to comply with in the conduct of its business. These laws may be materially changed in the future or new or additional laws or regulations may be adopted with which CONMED will be required to comply. The cost of compliance with current and future applicable laws, rules and regulations may be significant.

          These state and federal laws and regulations that affect CONMED’s business and operations include, but are not necessarily limited to:

•	healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;

•	Employee Retirement Income Security Act of 1974 and related regulations, which regulate many healthcare plans;

•	pharmacy laws and regulations;

•	privacy and confidentiality laws and regulations;

•	civil liberties protection laws and regulations;

•	state and national correctional healthcare auditing bodies;

•	various licensure laws, such as nursing and physician licensing bodies;

•	drug pricing legislation; and

•	Medicare and Medicaid reimbursement regulations.

          CONMED believes it is operating its business in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties regarding the application of many of these legal requirements to its business, and there cannot be any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action, that CONMED’s interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect CONMED’s ability to conduct its business or adversely affect its results of operations.

          For example, the State of Maryland Board of Nursing has requested that CONMED provide 24 hour, 365 day per year nursing coverage in order to be compliant with newly approved state regulations regarding nursing standards. To be compliant with this change would require several of the smaller facilities to significantly increase the level of staffing from part-time medics to full-time nursing positions. The costs for this increase would be outside the scope of the current contracts. In order to be compliant, CONMED will need to secure contract extensions for the higher level of staffing.

          CONMED is currently in discussion with the Maryland Sheriff’s, Maryland Association of Counties, Maryland Correctional Administrators Association and the Department of Health and Mental Hygiene to develop a workable matrix of staffing that will fit the needs and budgets of small county detention centers. Considerable progress has been made toward reaching a negotiated resolution; however, we cannot assure you that we will succeed in developing such a workable matrix of staffing.

          WE ARE SUBJECT TO HIPAA, THE FAILURE WITH WHICH TO COMPLY COULD ADVERSELY AFFECT CONMED’S BUSINESS. On August 21, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary has adopted safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Although CONMED intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on CONMED’s business.

          OUR ABILITY TO SECURE NEW CONTRACTS TO PROVIDE HEALTHCARE AND MEDICAL SERVICES TO CORRECTIONAL AND DETENTION FACILITIES DEPENDS ON MANY FACTORS OUTSIDE OUR CONTROL. Our growth is generally dependent upon our ability to obtain new contracts to provide healthcare medical services to correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the decriminalization of certain activities currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them, and thus, reduce the number of inmates receiving medical services. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

          In January 2005, the Supreme Court declared the federal sentencing guidelines, previously considered mandatory, as unconstitutional, stating they violate defendants’ rights under the Sixth Amendment to be tried by a jury. The Supreme Court advised that federal judges should continue to use the federal sentencing guidelines as suggestions rather than mandatory guidelines. Although it is too early to predict the impact, if any, on our business, the ruling could lead to federal sentences becoming more varied which could lead to a reduction in the length of sentences at correctional facilities.

          GOVERNMENT AGENCIES MAY INVESTIGATE AND AUDIT OUR CONTRACTS AND, IF ANY IMPROPRIETIES ARE FOUND, WE MAY BE REQUIRED TO REFUND REVENUES WE HAVE RECEIVED, REQUIRED TO FOREGO ANTICIPATED REVENUES, AND SUBJECT TO PENALTIES AND SANCTIONS. Certain governmental agencies have the authority to audit and investigate our contracts. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for reimbursement of expenses, if an agency determines we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities.

          THERE ARE LARGE COMPETITORS IN THE HEALTHCARE INDUSTRY THAT COULD CHOOSE TO COMPETE AGAINST US REDUCING OUR PROFIT MARGINS. Existing national correctional healthcare contract companies, localized and regional contracting companies, hospitals and integrated Health Systems are potential competitors of CONMED. These companies include well-established companies which may have greater financial, marketing and technological resources than CONMED, such as PHS, CMS and Wexford Health. Increased price competition could reduce CONMED’s profit margins and have a material adverse effect on us.

          THERE ARE BARRIERS TO ENTRY INTO THE CORRECTIONAL HEALTHCARE SERVICES MARKET WHICH COULD BE OVERCOME RESULTING IN GREATER COMPETITION. The barriers to entrance to compete for contracts are typically 5 years experience providing the same services and demonstrated financial stability. Although a new startup company would be unable to meet the experience criteria, it would be possible for an investor to purchase an existing experienced company, add capital and quickly become competitive on a national scale.

          WE ARE DEPENDENT ON GOVERNMENT APPROPRIATIONS. Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have an adverse effect on our cash flow and financial condition. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or otherwise.

          OUR INABILITY TO REACT EFFECTIVELY TO CHANGES IN THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR OPERATING RESULTS. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Proposed changes to the U.S. healthcare system may increase governmental involvement in healthcare and ancillary health services, and otherwise change the way payers, networks and providers conduct business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers. Our inability to react effectively to changes in the healthcare industry may result in a material adverse effect on our business.

          THE CONTINUED SERVICES AND LEADERSHIP OF OUR SENIOR MANAGEMENT IS CRITICAL TO OUR ABILITY TO MAINTAIN GROWTH AND ANY LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT ITS BUSINESS. The future of the business of CONMED depends to a significant degree on the skills and efforts of our senior executives, in particular, Dr. Richard Turner, our President and Chief Executive Officer, Ronald Grubman, our Executive Vice President of Strategic Development and Howard Haft, MD, MMM, CPE, our Executive Vice President and Chief Medical Officer. If CONMED loses the services of any of our senior executives, and especially if any of our executives joins a competitor or forms a competing company, our business and financial performance could be seriously harmed.

          We have executed employment agreements with Mr. Grubman, Dr. Haft and Dr. Turner, effective as of the closing of the Acquisition, which include, except for Dr. Turner’s employment agreement, noncompetition clauses that expire three (3) years after termination of employment, or during the period that such employee is an owner of any of our issued and outstanding stock. If, for any reason, we lose any of our executive officers’ skills, knowledge of the industry, contacts and expertise, it could result in a setback to our operating plan.

          AS A PUBLIC COMPANY WE INCUR SUBSTANTIAL ADDITIONAL COSTS AND MAY BE UNABLE TO OPERATE PROFITABLY. Prior to the consummation of the Plan of Recapitalization, CONMED was a privately held company. As a result of becoming a publicly-traded company, CONMED will incur significant additional costs. These costs include, among other things, the payment of a salary to CONMED’s Chief Executive Officer, Dr. Richard Turner and additional legal and accounting costs incurred as a result of becoming a public company, and the additional compliance, reporting, corporate governance requirements and investor relations activities which this entails. Furthermore, CONMED may not be able to successfully put in place the financial, administrative and managerial structures necessary to operate as a public company, or the development of such structures may require a significant amount of management’s time and other resources including financial resources, which could hinder CONMED’s ability to operate profitably.

          OUR REVENUE MARGINS MAY DECREASE DUE TO FIXED REVENUE BASE. CONMED’s existing contracts are primarily structured as fixed fee contracts. The costs of inmate healthcare may fluctuate from what was anticipated by CONMED due to several variables, including increases in inmate population and increased inmate illness. Such additional costs may not be easily passed through under those contracts containing a fixed fee structure, and therefore, CONMED may not always have sufficient revenue to cover such increased costs. As a result, CONMED’s revenue margins may fall. If CONMED’s revenue margins decrease more than 1 or 2 percentage points, CONMED’s ability to perform under its contracts may be limited, which could negatively impact CONMED’s business operations and financial performance.

          WE MAY BE UNSUCCESSFUL IN THE HIRING AND RETENTION OF SKILLED PERSONNEL. The future growth of CONMED’s business depends on successful hiring and retention of skilled personnel, and CONMED may be unable to hire and retain the skilled personnel it needs to succeed. Qualified personnel are in great demand throughout the healthcare industry, thus it is difficult to predict the availability of qualified personnel or the compensation levels required to hire and retain them. CONMED faces stiff competition for staffing, which may increase its labor costs and reduce profitability. CONMED competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This scarcity may require CONMED to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of CONMED’s existing contracts are structured as fixed fee contracts, CONMED has a limited ability to pass along increased labor costs to existing customers. The failure of CONMED to attract and retain sufficient skilled personnel at economically reasonable compensation levels may limit CONMED’s ability to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts, and may impair CONMED’s ability to operate and expand its business, as well as harm its financial performance.

          WE MAY EXPERIENCE UNBUDGETED INCREASES IN COSTS RELATED TO THE PROVISION OF HEALTHCARE. Currently, CONMED predicts the costs of healthcare based on prior experience and projected increases. The projections for future increases are based on historical trends and expected increases related to the development of new healthcare initiatives, treatments and disease states. For example recent increases in the use of high cost psychiatric medications have triggered increases in the projected costs of those medications in the bid process. However, mid cycle increases, such as those associated with the need to use a more expensive antibiotic for a drug resistant infection, or the development of a standard treatment for Hepatitis C, for example, would produce significant cost overruns in pharmacy budgeted expenses.

          WE ARE SUBJECT TO NECESSARY INSURANCE COSTS. Workers’ compensation, employee health, medical professional and general liability insurance represent significant costs to us. Because we significantly self-insure for workers’ compensation, employee health, medical professional and general liability risks, our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising health care costs in general. Further, additional terrorist attacks, such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

          WE MAY BE ADVERSELY AFFECTED BY INFLATION. Many of our medical services contracts provide for fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our contract fees, then our profitability would be adversely affected.

          WE MAY EXPERIENCE LIABILITY SUITS. Our medical services to correctional and detention facilities exposes us to potential third-party claims or litigation by inmates or other persons for adverse outcomes (medical malpractice) as well as suits related to infringement of their 8th amendment rights (deliberate indifference). It is likely that as we grow it will be exposed to additional healthcare liability issues. CONMED currently maintains medical professional liability insurance to cover potential losses, in the amounts of $1,000,000 per incident, $3,000,000 per physician or location aggregate, and $5,000,000 in the aggregate. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us, or at all. A successful claim against us in excess of our insurance coverage could materially harm our business.

          WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. We intend to grow through internal expansion and through selective acquisitions. We cannot assure you that we will be able to identify, acquire or profitably manage acquired operations or that operations acquired will be profitable or achieve levels of profitability that justify the related investment. Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management’s attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

          WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE. We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our Common stock in the foreseeable future. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our common stock. If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

          THE LIABILITY OF OUR OFFICERS AND DIRECTORS IS LIMITED. As part of the Plan of Recapitalization, we reincorporated as a Delaware corporation and we provide our officers and directors indemnification to the fullest extent allowed under the Delaware General Corporation Law. We also carry directors and officer’s liability insurance. In addition, we plan to enter into an indemnification agreement with our officers and directors in 2007 which will provide for expanded indemnification rights for such individuals. As a result of the foregoing, stockholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our stockholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our stockholders.

          WE MAY NOT BE ABLE TO COMPLY WITH THE SARBANES-OXLEY ACT. The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance requirements and additional requirements may be enacted in the future. Since the common stock is currently quoted on the OTC Bulletin Board, we are not currently subject to a number of such governance requirements. Although we expect to implement the requisite changes to become compliant with existing requirements, and new requirements when they do apply to us, we may not be able to do so, or to do so in a timely manner. If we do not come into compliance with the Sarbanes-Oxley governance requirements, we may not be able to list our securities on either AMEX or Nasdaq markets in the event we ever attempt to do so.

          CERTAIN STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT FURTHER THE BEST INTERESTS OF ALL STOCKHOLDERS. Our officers, directors and principal stockholders (greater than 5% stockholders) together own a majority of our issued and outstanding common stock. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our common stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

          OUR ORGANIZATIONAL DOCUMENTS AND DELAWARE LAW MAKE IT HARDER FOR US TO BE ACQUIRED WITHOUT THE CONSENT AND COOPERATION OF OUR BOARD OF DIRECTORS AND MANAGEMENT. Provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such shares. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

Risks Related to Our Securities

          TRADING IN OUR COMMON STOCK OVER THE LAST 12 MONTHS HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MANY OF THEIR SHARES AS THEY WANT AT PREVAILING PRICES. Shares of our common stock are traded on the OTC Bulletin Board. Approximately 827 shares, as adjusted for the 1 for 20 reverse stock split, were traded on an average daily trading basis for the twelve (12) months ended December 31, 2006. If limited trading in our common stock continues, it may be difficult for investors once and if the securities are registered, to sell the securities acquired by them. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

          THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, WHICH MAY LEAD TO LAWSUITS AGAINST US. Our common stock is currently traded on the OTC Bulletin Board under the symbol “CMCH”. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

          The trading price of our common stock could also be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of new contracts, cancellations of existing contracts or new acquisitions by us or our competitors, changes in financial estimates by securities analysts or other events or factors. When the market price of a company’s stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

          AN ACTIVE AND VISIBLE TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP. We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

          The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

          OUR COMMON STOCK IS SUBJECT TO, AND OUR ADDITIONAL FINANCING REQUIREMENTS COULD RESULT IN, DILUTION TO EXISTING STOCKHOLDERS. Our common stock is subject to dilution from shares reserved for issuance. Additional financings which we may require have and may in the future be obtained through one or more transactions which have diluted or will dilute (either economically or in percentage terms) the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The issuance of additional warrants or options, and the exercise of such warrants or options, may also cause further dilution of the ownership interests of our stockholders.

          PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK. The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock, which qualifies as “penny stock”, is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

          Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

          Purchasers of penny stocks may have certain legal remedies available to them in the event the obligations of the broker-dealer from whom the penny stock was purchased violates or fails to comply with the above obligations or in the event that other state or federal securities laws are violated in connection with the purchase and sale of such securities. Such rights include the right to rescind the purchase of such securities and recover the purchase price paid for them. Application of these penny stock regulations to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

          ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 27, 2007, there are 11,800,026 shares of common stock and no shares of preferred stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under our 2007 Stock Option Plan (the “Stock Option Plan”). In addition, under most circumstances, our board of directors has the right, without stockholder approval, to issue authorized but unissued and nonreserved shares of our common stock. If all of these shares were issued, it would dilute the existing stockholders and may depress the price of our common stock.

          As of March 27, 2007, we have outstanding warrants to purchase 1,500,000 shares of common stock, exercisable at $0.30 per share, and expiring 5 years from the grant date, and warrants to purchase 500,000 shares of common stock, exercisable at $2.50 per share, expiring 5 years from the grant date all of which were issued to investors in the private placement. Further, we issued warrants to purchase 300,000 shares of common stock to the placement agent in the private placement, at an exercise price equal to $2.75 per share expiring 5 years from the grant date and warrants to purchase 250,000 shares of common stock exercisable at $0.30 per share as converted, expiring October 24, 2010 were issued by Pace in 2005. In addition, the Board of Directors and our stockholders have approved the Stock Option Plan which reserves up to 1,600,000 shares of our common stock for issuance under its terms, all of which have been authorized for issuance at exercise prices of $2.01 and $3.30 per share, which the board deemed to be the fair value at the time such options were awarded.

          Our board of directors has the authority, without stockholder approval, to create and issue additional stock options, warrants and one or more series of preferred stock and to determine the voting, dividend and other rights of the holders of such preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of our common stock. As indicated above, no shares of preferred stock are currently outstanding.

          To the extent shares of our common stock or preferred stock are issued, or options or warrants are exercised, investors in our securities will experience further dilution and the presence of such derivative securities may make it more difficult to obtain any future financing. In addition, in the event any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, investors may experience additional dilution.

          SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. 285,804 of our shares of common stock have been issued for more than two years and are eligible for sale in compliance with Rule 144, without regard to the volume limitations thereunder, except for any shares held by our affiliates within the meaning of Rule 144.

          In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of ours that has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our publicly traded securities.

ITEM 2.          DESCRIPTION OF PROPERTY

          As of December 31, 2006, prior to the acquisition of Conmed, the Company did not have any office facilities.

ITEM 3.          LEGAL PROCEEDINGS

          As of December 31, 2006, prior to the acquisition of Conmed, the Company was not party to any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2006.

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          From May 19, 1998 until March 14, 2007, our common stock was been quoted on the OTC Bulletin Board under the symbol “PCES.” From March 15, 2007 onward, our common stock has been quoted on the OTC Bulletin Board under the symbol “CMCH.” From our initial public offering on April 27, 1995 through May 18, 1998, our common stock was traded on The NASDAQ Small Cap Market.

          The following table sets forth the range of high and low sales prices of our common stock by quarter over the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions. Share prices are adjusted to reflect the 1-for-20 reverse stock split approved by the shareholders on March 13, 2007, as part of the Plan of Recapitalization.

Quarter ended	High	Low

3/31/05	5.40	1.60
6/30/05	4.00	2.20
9/30/05	3.00	2.00
12/31/05	3.00	2.00
3/31/06	10.00	2.00
6/30/06	7.20	3.00
9/30/06	8.00	3.20
12/31/06	4.40	3.60

          On March 26, 2007, the high and low closing prices of our Common Stock was $3.55 and $3.50 respectively.

          In January 2007, holders of the Series A Preferred Stock of Pace, our predecessor in interest, converted 50% of the accrued but unpaid dividends on their Series A Preferred Stock into an aggregate of 130,000 shares of Pace’s Common Stock as adjusted for the 1 for 20 reverse stock split.

          On March 14, 2007, all existing Pace Series A Preferred Stock of Pace was converted into 4,584,196 shares of our common stock (immediately after the 1 for 20 reverse stock split) in exchange for conversion of and waiver of remaining accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock.

          As of March 22, 2007, there were 72 shareholders of record of our common stock.

Dividend Policy

          We have declared no cash dividends since inception with respect to the Common Stock, and have no plan to declare a dividend in the near future. The Board had not declared any cash dividends with respect to the preferred stock of Pace outstanding prior to the consummation of the Plan of Recapitalization. The payment by us of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion and analysis of our financial condition and plan of operations contains forward-looking statements, including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Thus, the actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

CRITICAL ACCOUNTING POLICIES

          Effective January 1, 2006, Conmed adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using a modified version of prospective application. Prior to the adoption of SFAS 123R, Conmed accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the provisions of APB 25, restricted stock awards were accounted for using variable plan accounting whereby compensation expense or benefit was recorded each period from the date of grant to the measurement date based on the fair value of Conmed’s common stock at the end of each period. Stock option awards were accounted for using fixed plan accounting whereby Conmed recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.

          Under the modified prospective applications, the provisions of SFAS 123R apply to new awards and to awards outstanding on January 1, 2006 and subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation expense recognized in the second quarter of 2006 included compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

          As a result of all stock-based compensation being fully vested as of December 31, 2005, there is no effect on income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006.

          Deferred offering and acquisition costs: Costs incurred in connection with the proposed mergers and related securities offering described in Item 1. Description of Business – Recent Developments have been capitalized and will be included in the acquisition price or netted against the proceeds of the securities offering.

RESULTS OF OPERATIONS

          REVENUES: Following the Transaction, the Company has no ongoing operations or revenues.

          GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include bookkeeping costs, legal fees, expenses associated with shareholder relations and SEC reporting requirements, and insurance. General and administrative expenses were $466,686 and $119,394 in 2006 and 2005, respectively, representing an increase of 290.9%, due mainly to an increase in auditing, consulting, and administrative fees, as well as costs and fees incurred in connection with the negotiation of the Agreement and related transactions with Conmed, Inc. The increase in consulting fees was a result of the services of Richard W. Turner and Thomas W. Fry enlisted to facilitate the Acquisition.

          INTEREST INCOME: Interest income was $67,230 and $47,963 in 2006 and 2005, respectively, representing an increase of 40.2%. This increase is due mainly to an increase in money market and certificate of deposit interest rates.

          PROVISION FOR INCOME TAXES: No provision for income tax benefit has been recorded due to the Company recording a valuation allowance on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          Since inception in 1987 through 1994, the Company’s primary source of funding for working capital needs, capital expenditures and its operating losses was from the sale of common and convertible preferred stock. During this time, the Company completed numerous private placements, receiving approximately $7.8 million in aggregate net proceeds. In 1995, the Company completed its initial public offering by selling 1,300,000 shares of common stock at $5.00 per share for net proceeds to the Company of approximately $5.5 million. Additionally, in September 1996, PACE sold 900,000 shares of common stock at $3.25 per share providing net proceeds of approximately $2.8 million. In the third and fourth quarters of 1997, the Company sold 2,250,000 shares of convertible preferred stock at $1.00 per share representing total proceeds of $2,250,000. In the first quarter of 1998, the Company sold an additional 625,000 shares of convertible participating preferred stock at $1.00 per share representing proceeds of $625,000. .

          The Company recorded net losses of $399,456 and $71,431 with cash used in operations of $269,898 and $69,601 for 2006 and 2005, respectively.

          Net cash used in investing activities for the years ended December 31, 2006 and 2005 was $635,002 and none respectively.

          Net cash used in financing activities for the years ended December 31, 2006 and 2005 was $125,000 and none, respectively.

          As of December 31, 2006, the Company had liabilities of $367,639, and cash and cash equivalents of $691,058. As of December 31, 2006, prior to the acquisition of Conmed, the Company has no ongoing operations and no revenues and has minimal operating expenses. As of December 31, 2006, the Company had no employees.

          In January 26, 2007 we completed the Private Placement of approximately $15,000,000 worth of units of Series B Convertible Preferred Stock and warrants less approximately $2,175,000 in fees and expenses, of which approximately $8,000,000 were paid directly to the CONMED stockholders as consideration for the sale of CONMED’s capital stock. The remainder of the funds are being held following the Private Placement and Acquisition for working capital needs and may be deposited in interest bearing or non-interest bearing accounts, or invested in government obligations, certificates of deposit, commercial paper, money market accounts or similar investments, which may not be insured. Proceeds not immediately required for the purposes described above will be invested principally in U.S. Government securities, short-term certificates of deposit, money market funds or other short-term interest bearing investments.

          In connection with the Private Placement the Company agreed to use its best efforts to register the resale of the Common Stock to be issued upon conversion of the Series B Preferred Stock and exercise of the related warrants not later than April 2, 2007. In the event such registration is not effective on or before June 1, 2007 (the “Effective Date”), the Company will pay a cash penalty equal to 1% per month, or $150,000 of the gross proceeds received from the sale of the Units (or the ratable portion thereof for a partial month), for each month following the Effective Date that there shall fail to be an effective registration statement for the Common Stock, up to a maximum of 10%, or $1,500,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In June, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact that the adoption of this interpretation will have on our financial position, results of operation and cash flows.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently evaluating the impact that the adoption of this statement will have on our financial position, results of operation and cash flows.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Conmed Healthcare Management, Inc.
Des Moines, Iowa

We have audited the accompanying balance sheets of Conmed Healthcare Management, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 1 of the financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

McGladrey & Pullen, LLP
Des Moines, Iowa
March 25, 2007

CONMED HEALTHCARE MANAGEMENT, INC.

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current Assets
Cash and cash equivalents	$691,058	$1,738,958
Interest receivable	458	12,386
Prepaid expenses	13,287	6,257
Cash held in escrow	500,000	—

Total current assets	$1,204,803	$1,757,601

Other Assets, deferred acquisition and offering costs	517,458	—

Total Assets	$1,722,261	$1,757,601

Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$367,639	$3,523

Total current liabilities	367,639	3,523

Shareholders’ equity
Preferred stock, no par value, authorized 4,000,000 shares: issued none	—	—
Convertible participating preferred stock, Series A, no par value; authorized 4,000,000 shares; issued and outstanding 2,875,000 shares (liquidation preference of; 2006 $5,475,000 2005 $5,187,500 (Note 6)	2,875,000	2,875,000

Common stock, .0001; authorized 40,000,000 shares; issued and outstanding 285,804 shares	29	29
Additional paid-in capital	17,748,593	17,748,593
Accumulated deficit	(19,269,000)	(18,869,544)

Total stockholders’ equity	1,354,622	1,754,078

Total liabilities and stockholders’ equity	$1,722,261	$1,757,601

See Notes to Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net revenues	$—	$—

General and administrative expenses (Note 7)	466,686	119,394

(Loss) from operations	(466,686)	(119,394)
Other income
Interest income	67,230	47,963

(Loss) before income taxes	(399,456)	(71,431)

Provision for income taxes (Note 4)	—	—

Net (loss)	(399,456)	(71,431)
Preferred dividends in arrears	(287,500)	(287,500)

Net (Loss) available to common shareholders	$(686,956)	$(358,931)

(Loss) per share (Note 3)
Basic	$(2.40)	$(1.26)

Fully diluted	$(2.40)	$(1.26)

Weighted average number of common and common equivalent shares outstanding	285,804	285,804

See Notes to Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2004	2,875,000	29	17,738,593	(18,798,113)	1,815,509
Net (loss)	—	—	—	(71,431)	(71,431)
Warrant compensation	—	—	10,000	—	10,000

Balance, December 31, 2005	2,875,000	29	17,748,593	(18,869,544)	1,754,078
Net (loss)	—	—	—	(399,456)	(399,456)

Balance, December 31, 2006	$2,875,000	$29	$17,748,593	$(19,269,000)	$1,354,622

See Notes to Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(399,456)	$(71,431)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Warrant compensation	—	10,000
Change in working capital components:
(Increase) decrease in interest receivable	11,928	(12,386)
(Increase) decrease in prepaid expenses	(7,030)	693
Increase in accounts payable	124,660	3,523

Net cash (used in) operating activities	(269,898)	(69,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deferred acquisition costs	(153,002)	—
(Increase) in cash held in escrow	(500,000)	—

Net cash (used in) investing activities	(635,002)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	(125,000)	—

(Decrease) in cash and cash equivalents	(1,047,900)	(69,601)

Cash and cash equivalents
Beginning	1,738,958	1,808,559

Ending	$691,058	$1,738,958

Supplemental disclosure of non cash financing and investing activities,
Warrant compensation	—	10,000

Deferred acquisition costs included in accounts payable	83,671	—

Deferred financing costs included in accounts payable	155,785	—

See Notes to Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

          Recapitalization: On March 13, 2007, the shareholders of the Company approved a Plan of Recapitalization the (‘Plan”) and implemented the following:

•

Reincorporate the Company into the state of Delaware pursuant to the Merger Agreement. Created a subsidiary (the “Merger Sub”) under the laws of the State of Delaware and merged into the Merger Sub. All of the liabilities and assets of the Company existing prior to the reincorporation were transferred, assumed and assigned to the Delaware entity. The certificate of incorporation and bylaws of the Delaware entity became the Company’s new Certificate of Incorporation and Bylaws, and reflect the Plan. Other than with respect to the amount of shares authorized for issuance by Merger Sub, the number of directors on the board of Merger Sub and the name of Merger Sub, the certificate of incorporation of Merger Sub is substantially similar to the Company’s current articles of incorporation.

•	Change in name. Changed the name of the Company from Pace Health Management Systems, Inc. to Conmed Healthcare Management, Inc.

•

Reverse Stock Split. Enacted a reverse stock split on a 1 for 20 basis thereby reducing the number of outstanding shares to 415,804 share of common stock from the 8,316,074 shares of common stock outstanding at that time.

•	Change in authorized shares. Increased the number of authorized common shares to 40,000,000.

•

Conversion of Series A Preferred Stock. Converted the Series A Preferred Stock (and the waiver of all accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock after conversion of 50% of such accrued and unpaid dividends into shares of Common Stock in connection with the transactions contemplated by the Plan of Reorganization) into 4,584,196 shares of Common Stock on a post reverse split basis.

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

          Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2006, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

          Cash held in escrow: Cash is being held in escrow as part of the business combination discussed in Note 8.

          Fair value of financial instruments: The Company’s financial instruments consist primarily of cash and accounts payable. Unless otherwise disclosed, the fair value of short-term financial instruments approximates their recorded value due to the short-term nature of investments.

          Stock compensation: Effective January 1, 2006, the Company adopted SFAS No. 123(R), Shared-Based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25. In accordance with SFAS No. 123(R), compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. At December 31, 2006 and 2005 all stock options were either exercised or expired. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date.

          Deferred offering and acquisition costs: Costs incurred in connection with the proposed mergers and related securities offering described in Note 6 have been capitalized and will be included in the acquisition price or netted against the proceeds of the securities offering. In the event the transactions do not occur, such related amounts will be expensed.

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

          New Accounting Pronouncements: In June, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this interpretation will have on its financial position, results of operation and cash flows.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position, results of operation and cash flows.

          Presentation of share and per share information. All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

NOTE 2.	COMMON STOCK WARRANTS AND OPTIONS

Common stock warrants

          Existing Warrants @ $0.30 per share

On October 24, 2005, Pace our predecessor in interest, issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants have an exercise price of $10.00, which exceeded the market price of the Company’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. As part of the private placement subsequent to December 31, 2006, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

          Investor Warrants @ $0.30 per share

          In connection with the private placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 25% of such investor’s subscription amount divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $0.30. We issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share, expiring five years from March 13, 2007.

          Investor Warrants @ $2.50 per share

          In connection with the private placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 8.3% of such investor’s subscription amount divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $2.50 per share. We issued to investors warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share, expiring five years from March 13, 2007.

          Placement Agent Warrants @ $2.75 per share

          In connection with the private placement we issued to the Maxim Group LLC a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring five years from the date of grant.

          In sum, we have outstanding warrants to purchase an aggregate of 2,550,000 shares of common stock, and we have reserved shares of its common stock for issuance in connection with the potential exercise thereof.

Common stock options

          The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of 1,600,000 (Post Plan of Recapitalization) incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors which has the authority and discretion to determine: (1) the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable.

          On January 26, 2007, the Board of Directors approved and authorized the issuance from the 2007 Plan of 1,503,000 incentive stock options to certain employees of Conmed at the closing of the Acquisition and Private Placement, exercisable at a price per share of $2.01 (which the Board determined to be the fair market value at the time of such award) and expiring 10 years from the grant date, such issuance subject to the 2007 Plan. On March 13 2007, the Board authorized the issue to each Mr. Berger and Mr. Branstad, non-employee directors, non-qualified stock options to purchase 40,000 share of common stock at an exercise price of $3.30 vesting over three years and contingent upon continued service on the Board plus 17,000 options to purchase common shares to other employees of the company.

NOTE 3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per-share:
(Share and per-share data adjusted to reflect the 1 for 20 reverse stock split effective March 14, 2007)

	Numerator	Denominator	Per-Share Amount Net (loss)

YEAR ENDED DECEMBER 31, 2006
Net (loss)	$(399,456)
Dividends in arrears included in the calculation	(287,500)

Basic earnings per share, available to common stockholders	$(686,956)	285,804	$(2.40)

YEAR ENDED DECEMBER 31, 2005
Net (loss)	$(71,431)
Dividends in arrears included in the calculation	(287,500)

Basic earnings per share, available to common stockholders	$(358,931)	285,804	$(1.26)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share: (Share and per-share data adjusted to reflect the 1 for 20 reverse stock split effective March 14, 2007)

	As of December 31,
	2006	2005

Shares issuable upon conversion of Series A convertible participating preferred stock	547,500	518,750
Common stock warrants outstanding	37,500	37,500

          In January 2007, holders of the Series A Preferred Stock of Pace, our predecessor in interest, converted 50% of the accrued but unpaid dividends on their Series A Preferred Stock into an aggregate of 130,000 shares of Pace’s Common Stock as adjusted for the 1 for 20 reverse stock split.

          On March 14, 2007, all existing Pace Series A Preferred Stock of Pace was converted into 4,584,196 shares of our common stock (immediately after the 1 for 20 reverse stock split) in exchange for conversion of and waiver of remaining accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock.

NOTE 4	INCOME TAX MATTERS

Approximate deferred taxes consist of the following components

	As of December 31,
	2006	2005

Deferred tax assets
Net operating loss carryforwards	6,587,000	6,562,000
Research and development credit carryforwards	391,000	391,000
Warrants	4,000	4,000

	6,982,000	6,957,000
Less valuation allowance	6,982,000	6,957,000

	—	—

          The Company recorded a valuation allowance of $6,982,000 and $6,957,000, against deferred tax assets at December 31, 2006 and 2005, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net change in the valuation allowance for deferred tax assets was an increase(decrease) of $25,000 and $(176,000) during 2006 and 2005, respectively.

          The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss, due to the following:

	For the years ended December 31,
	2006	2005

Computed federal income tax (benefit)	$136,000	$(26,000)
Other, primarily computed state income tax benefit	20,000	(2,000)
Permanent difference related to expired warrants and expiration of operating loss carryforwards	131,000	204,000
Change in the valuation allowance	25,000	(176,000)

	—	—

          At December 31, 2006, the Company has approximately $16,905,000 of net operating loss carryforwards to offset future federal taxable income. This net operating loss carryforward will become unusable as a result of the change in control, if unused, expire in the years 2007 through 2026.

NOTE 5.	CONCENTRATION OF CREDIT RISK

          The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 6.	CONVERTIBLE PARTICIPATING PREFERRED STOCK AND VOTING RIGHTS, SERIES A

          The Convertible Participating Preferred Stock, Series A must be converted into fully paid and non-assessable shares of Common Stock by the Company upon the earlier of (i) the closing of a Qualified Public Offering, or (ii) the affirmative vote of the holders of a majority of the outstanding Convertible Participating Preferred Stock for a mandatory conversion. A “Qualified Public Offering” is a public offering of the shares of the Company in which (a) a minimum of $10 million is raised in such offering by the Company, or (b) the per share purchase price is at least $4.00 and (c) the offering is underwritten on a firm basis by a recognized underwriter.

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

          The holders of the Convertible Participating Preferred Stock are entitled to an annual $0.10 cumulative dividend per share payable in cash and shall become due and payable when, as and if declared by the Board of Directors or the conversion of the Convertible Preferred Stock. Accumulated undeclared dividends in arrears were approximately $2,600,000 and $2,312,500 at December 31, 2006 and 2005, respectively and $0.90 and $0.80 per share respectively.

          Convertible Participating Preferred Stock is entitled to two votes per share (reflecting its 2-for-1 conversion feature), and Common Stock is entitled to one vote per share.

NOTE 7.	RELATED PARTY TRANSACTIONS

          During 2006 and 2005, the Company accrued $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services that include among other things; accounting, investor relations, and SEC reporting. In addition to these administrative expenses the Company also reimbursed Equity Dynamics, Inc. for expenses related to the negotiation and consummation of the ConMed transaction. Such accruals related to Equity Dynamics, Inc. totaled $82,300 and $50,500 in 2006 and 2005, respectively. Accounts payable to Equity Dynamics, Inc. as of December 31, 2006 and 2005 was $5,796 and $1,868, respectively.

          On October 24, 2005, the Company issued 37,500 warrants to purchase common stock. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants have an exercise price of $10.00, which exceeded the market price of the Company’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. (These figures are adjusted to reflect the 1 for 20 reverse stock split of effective March 14, 2007)

NOTE 8.	SUBSEQUENT EVENTS

          For a complete description of the transactions described below please see the current reports on Form 8-K filed on February 1, 2007, March 19, 2007 and March 20, 2007.

Acquisition

          On August 2, 2006, the Company entered into a Stock Purchase Agreement (“ Agreement ”) with CONMED, Inc., a Maryland corporation (“ CONMED ”) and all of the stockholders of CONMED (the “ CONMED Stockholders ”), pursuant to which Pace agreed to purchase all the issued and outstanding capital stock of CONMED from the CONMED Stockholders (the “ Acquisition ”). The Company previously reported the execution of the Agreement in a Form 8-K filed on August 8, 2006, and its extension in a Form 8-K filed on January 17, 2007.

          The Company paid to CONMED a non-refundable cash deposit of $250,000 upon execution of the Agreement, which was released to the CONMED stockholders upon expiration of the original agreement on October 31, 2006. Thereafter, an amendment to the Stock Purchase Agreement was executed on January 12, 2007 to extend the closing date to January 31, 2007. As a result of such extension, and upon execution of such amendment, Pace paid to CONMED an additional non-refundable cash deposit of $250,000 (the “ Additional Cash Deposit ”), which was deducted from the $8,000,000 cash payment paid to the CONMED stockholders at the closing of the Acquisition.

          On January 26, 2007 the Acquisition was completed and under the terms of the Agreement and Acquisition, Pace paid to the CONMED Stockholders consideration consisting of: (i) $8,000,000 in cash, minus the Additional Cash Deposit (as defined above) and (ii) 8,000 shares of Pace’s Series C Convertible Preferred Stock.

Conversion of Series A Preferred Stock Outstanding Dividends

          On January 15, 2007, holders of Pace’s Series A Preferred Stock converted 50% of the accrued but unpaid dividends on their Series A Preferred Stock into an aggregate of 2,600,000 shares of Common Stock. All the holders of Series A Preferred Stock agreed to waive the remaining accrued and unpaid dividends on their shares of Series A Preferred Stock at the consummation of the Plan of Recapitalization.

Private Placement

          On January 26, 2007, in a simultaneous transaction the Company completed a private placement (“ Private Placement “) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 were paid directly to the CONMED stockholders as consideration for the sale of CONMED’s capital stock.

          The Company sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock (“ Series B Preferred Stock ”), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its Common Stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its Common Stock at an exercise price equal to $2.50 per share (such units, the “ Units”), in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used to purchase all the issued and outstanding capital stock of CONMED and to provide working capital following such purchase.

          In connection with the sale of the Units, the Company retained Maxim Group LLC, a NASD member broker-dealer as its exclusive placement agent (the “Placement Agent”). The Placement Agent received the following compensation: (i) a cash fee of 10% of the gross proceeds delivered at each Closing (an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock that is issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock. In addition, the Company reimbursed the Placement Agent for its accountable expenses in the amount of $50,000, as well as any filing fees associated with Blue Sky filings, in an amount of $5,000.

Plan of Recapitalization

          On March 13, 2007 the Company held a special meeting of it shareholders to approved a plan of recapitalization (the “Plan”), which became effective as of the close of business on March 14, 2007.

          After approval of the Plan by its shareholders, the Company effected and implemented the following:

•	a reverse split of 1 share for each 20 shares of common stock;

•	a change in name from “Pace Health Management Systems, Inc.” to “Conmed Healthcare Management, Inc.”;

•

conversion of Pace’s existing Series A Preferred Stock into 4,584,196 shares of Conmed common stock (immediately after the 1 for 20 reverse stock split) in exchange for conversion and waiver of remaining accrued and unpaid dividends plus liquidation rights; and

•	reincorporation in the state of Delaware via a merger into Conmed, which was Pace’s wholly owned subsidiary.

          As a result of the Plan, in addition to the Series A Preferred Stock, all outstanding Series B Preferred Stock and Series C Preferred Stock converted into shares of common stock. As a result of the reverse split and the conversion of all the outstanding preferred stock, the total number of Conmed common stock outstanding is approximately 11,800,026. No preferred shares are outstanding.

          A certificate of merger and articles of merger were filed with the Secretary of State of the States of Delaware and Iowa, respectively, on March 13, 2007, and each became effective as of the close of business on March 14, 2007.

Stock Options

          On January 26, 2007, the Board approved and authorized the issuance of 1,503,000 employee stock options upon closing of the Acquisition, exercisable at a price per share equal to $2.01 per share post Plan of Recapitalization, and expiring 10 years from the grant date, pursuant to the 2007 Stock Option Plan which reserves up to 1,600,000 shares of the Company’s Common Stock for issuance. Such issuance was subject to shareholder approval of the Plan of Recapitalization and the 2007 Stock Option Plan which took place on March 13, 2007. In addition on March 13, 2007, the Board approved and authorized the issuance of 97,000 stock options to employees and directors of the Company at an exercise price of $3.30 per share and expiring 10 years from date of grant.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 8A.	CONTROLS AND PROCEDURES

          The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s director and acting chief executive and financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, he has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to his attention on a timely basis information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

          There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

          None

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          Our Directors are elected at the Annual Meeting of Stockholders and hold office until their successors are elected and qualified. Our officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of our officers or directors.

          Our directors and executive officers as of March 27, 2007 are as follows:

Name	Age	Position

Richard Turner, PH.D.	60	President, Chief Executive Officer and Director (Parent and Operating Subsidiary)

Howard M. Haft, MD	57	Executive Vice President and Chief Medical Officer (Parent and Operating Subsidiary)

John Pappajohn	78	Chairman of the Board of Directors and Director (Parent and Operating Subsidiary)

Edward B. Berger	77	Director (Parent)

Terry E. Branstad	61	Director (Parent)

Thomas W. Fry	62	Chief Financial Officer and Secretary (Parent and Operating Subsidiary)

Richard Turner, Ph.D., President, Chief Executive Officer and Director of Parent and Operating Subsidiary

          Dr. Turner is currently our President, Chief Executive Officer and a Director. Prior to consulting for Pace, our predecessor in interest, in May of 2006, Dr. Turner served as President and Chief Executive officer of EyeTel Imaging since January 2004. Prior to January 2004, Dr. Turner previously served as President and Chief Executive Officer of BEI Medical Systems (“BEI Medical”), a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific for approximately $95 million in 2002. Previously, President of the Healthcare Group for the Cooper Companies, Dr. Turner has held executive leadership positions in the medical industry for approximately 25 years, including President and Director of CooperLaserSonics, Inc., President of CooperVision,Inc., President and Chief Executive Officer/Director of Pancretec, Inc. (sold to Abbott Labs, Inc.) and President of Kay Laboratories (sold to Baxter, Inc.). Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his PhD from Berne University.

Howard Haft, MD - Executive Vice President and Chief Medical Officer of Parent and Operating Subsidiary

          Dr. Haft is a founder of CONMED and acted as Director and Chief Medical Officer of CONMED from 1984 to January 2007. He also serves as the President of the Maryland Healthcare Associates and Georgetown Affiliate Multispecialty Group Practice. He serves on the Board of Directors of Apollo Medical Corporation that provides practice management services to Maryland

Healthcare Associates. He also serves as President of the Maryland Foundation for Quality Healthcare, a not for profit corporation providing healthcare education to the underprivileged of Maryland. Dr. Haft holds a Medical Degree from Penn State University, Residency in Internal Medicine from Brown University, a Masters in Medical Management from Tulane University, and is recognized as a Certified Physician Executive by the American College of Physician Executives. He is Board Certified in Internal Medicine and Emergency Medicine.

John Pappajohn - Chairman of the Board of Directors of Parent and Operating Subsidiary

          Mr. Pappajohn was a Director of Pace Health Management Systems, Inc., our predecessor in interest, since 1995. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm, both located in Des Moines, Iowa. He also serves as a director for the following public companies: Allion Healthcare, Inc., American CareSource Holdings, Inc., Healthcare Acquisition Corp., MC Informatics, Inc., and Careguide, Inc. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn received his B.S.C. from the University of Iowa.

Edward B. Berger -Director of Parent

          Mr. Berger, one of our directors, is the President and CEO of Berger Equities Inc., director and Chairman of the Audit and Nominating Committees of Healthcare Acquisition Corp., a public company, and a director of Compass Bank of Tucson, AZ, and American CareSource Holdings, Inc., both of which are public companies. Mr. Berger has extensive healthcare experience: past President and CEO of Palo Verde Hospital; past President and member of the Board of Trustees of Kino Community Hospital; past member of the Long Range Planning Committee of Tucson Medical Center, all in Tucson, AZ. Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College and is the Retiring Chairman of the MBA Advisory Council, Eller Graduate School of Management at the University of Arizona. He has been admitted to practice law before the U.S. Supreme Court, U.S. Court of Appeals for the 9th Circuit and the U.S. District Court-Arizona. He is admitted to the New York Bar, the Arizona Bar and the District of Columbia Bar. Mr. Berger received his Juris Doctor degree from New York Law School. We currently expect that Mr. Berger will be a member of both our Audit Committee and our Compensation Committee.

Terry E. Branstad -Director of Parent

          Governor Branstad served as Governor of the State of Iowa from January 1983 to January 1999. After leaving the governor’s office in 1999, he established Branstad and Associates, L.C., located in West Des Moines, and became a partner in the firm of Kaufman, Patee, Branstad & Miller, a public policy firm based in Washington, D.C. Since August 2003 he has been the President of Des Moines University. Governor Branstad also serves as a director of the Iowa Health System, Cementech, Advanced Analytical Technologies, Inc. and Liberty Bank FSB, all private companies. He is a public member of the American Institute of Certified Public Accountants Board. He served as a director of Featherlite, Inc., a public company, from 1999 until 2006, when it was acquired. He was a partner in general law practice in Lake Mills, Iowa, from 1974 through 1982. Governor Branstad earned an undergraduate degree from the University of Iowa in 1969 and a law degree from Drake University in Des Moines in 1974.

Thomas W. Fry, Chief Financial Officer and Secretary of Parent and Operating Subsidiary

          Prior to joining Pace, our predecessor in interest, in September of 2006, Mr. Fry served as Chief Financial Officer of Vasomedical, Inc. from September 2003 to September 2006 and as Vice President, Finance and Administration of BEI Medical Systems Company, Inc. from September 1997 until December 2002. From October 1992 until November 1997, Mr. Fry was Vice President, Finance and Administration of its predecessor company of the same name, which merged into BEI Medical Systems Company, Inc. in November 1997. Mr. Fry has held various executive financial positions for approximately 27 years, including Corporate Controller of Disctronics Ltd. from 1989 to 1992, Controller and Chief Financial Officer of Cavitron, Inc./CUSA a subsidiary of Cooper LaserSonics and Pfizer, a medical device, engineering and manufacturing company, from 1986 to 1989, and Manager of Profit Planning and Manufacturing Controller of Chesebrough-Ponds International, from 1979 to 1986. Prior to that time, Mr. Fry was employed by Chesebrough-Ponds and GTE in various accounting and financial management positions. Mr. Fry graduated from Southeast Missouri State University with a Bachelor of Science degree, and earned his M.B.A. from Pace University.

Director Independence

          We believe that both Edward B. Berger and Terry E. Branstad qualify as independent directors as that term is defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act, as amended.

Audit Committee and Compensation Committee

          During fiscal 2007, our Board of Directors intends to create and establish an Audit Committee and a Compensation Committee on our behalf.

          Our Board of Directors held five meetings during 2006.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2006, all executive officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

          For the years indeed December 31, 2006 and 2005, directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

          On October 24, 2005, the Company issued 37,500 warrants to purchase common stock, as adjusted by the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, and 7,500 were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. However, as part of the Plan of Recapitalization Mr. Pappajohn relinquished the 30,000 warrants.

EXECUTIVE COMPENSATION

          The Company’s Chief Executive Officer did not receive any compensation during the years ended December 31, 2005 through December 31, 2006. In addition, there were no other persons who served as executive officers of the Company during the year ended December 31, 2006 whose total annual salary and bonus for the year exceeded $100,000.

STOCK OPTIONS/SARS/LTIPS

          There were no stock options, stock appreciation rights or restricted stock units granted to the Chief Executive Officer during the year ended December 31, 2006. There were no payments made on any long-term incentive plans during the year ended December 31, 2006. The Chief Executive Officer did not exercise any options during fiscal 2006 and did not hold any options as of December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The following table sets forth the names and beneficial ownership of our Common Stock owned as of March 27, 2007, by: (i) each of our directors, (ii) all our directors and executive officers as a group, and, to the best of our knowledge, (iii) all holders of 5%

or more of the outstanding shares of our Common Stock. Unless otherwise noted, the address of all the individuals and entities named below is care of Conmed Healthcare Management, Inc., 9375 Chesapeake Street, Suite 203, La Plata, Maryland 20646:

	Number of Shares (Common)	% of Class

DIRECTORS AND OFFICERS (1)

John Pappajohn (2)	2,508,342	21.3%
Richard Turner (3)	100,000	*
Edward B. Berger (5)	—	*
Terry E. Branstad (5)	—	*
Howard M. Haft (4)	533,334	4.5%
Thomas W. Fry (5)	—	*
All directors and named executive officers as a group	3,141,675	24.4%

5% OR MORE SHAREHOLDERS:

Edgewater Private Equity Fund, L.P.	845,715	7.2%
Gainesborough, LLC	893,544	7.6%
Lehman Brothers (7)	2,000,000	16.9%
Pinnacle (7)	2,000,000	16.9%

All 5% or more shareholders	5,739,259	48.6%

* Less than 1% of the Company’s common stock

          (1) Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by him or her.

          (2) Includes 100,000 shares of common stock held by Halkis, Ltd, and 109,917 shares of common stock held by the John and Mary Pappajohn Scholarship Foundation, both affiliates of Mr. Pappajohn. Mr. Pappajohn’s address is 2116 Financial Center, Des Moines, Iowa 50309.

          (3) Dr. Turner is a director and our President and CEO following our acquisition of CONMED. Dr. Turner’s beneficial ownership includes options to purchase 100,000 shares of common stock issued under the 2007 Stock Option Plan that may be acquired within 60 days of March 28, 2007. Dr. Turner’s beneficial ownership excludes 900,000 shares of common stock issued under the 2007 Stock Option Plan

          (4) Dr. Haft is a founder of CONMED and an officer following our acquisition of CONMED. The beneficial ownership of Dr. Haft excludes options to purchase 83,333 shares of common stock issued under the 2007 Stock Option Plan that may be acquired more than 60 days after March 28, 2007.

          (5) Mr. Berger and Mr. Branstad are directors following our acquisition of CONMED and the effectiveness of the Plan of Recapitalization. Mr. Berger’s beneficial ownership excludes options to purchase 40,000 shares of common stock issued under the 2007 Stock Option Plan that may be acquired more than 60 days after March 28, 2007.

          (6) Mr. Fry is our CFO and Secretary following our acquisition of CONMED. Mr. Fry’s beneficial ownership excludes 118,000 shares of common stock issued under the 2007 Stock Option Plan that may be acquired more than 60 days after March 28, 2007.

          (7) Lehman Brother’s and Pinnacle’s beneficial ownership each excludes 500,000 warrants to purchase common stock at $0.30 per share as well as warrants to purchase 166,667 shares common stock at $2.50 per share, because the terms of the warrants provide that the warrant holder is not entitled to receive shares upon exercise of the warrant if such receipt would cause the warrant holder to be deemed to beneficially own in excess of 9.9% of the outstanding shares of our common stock on the date of issuance of such shares

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          During 2006 and 2005, the Company accrued $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a Director of the Company, for administrative services that include among other things; accounting, investor relations, and SEC reporting. In addition to these administrative expenses the Company also reimbursed Equity Dynamics, Inc. for expenses related to the negotiation and consummation of the ConMed transaction. Such accruals related to Equity Dynamics, Inc. totaled $82,300 and $50,500 in 2006 and 2005, respectively. Accounts payable to Equity Dynamics, Inc. as of December 31, 2006 and 2005 was $5,796 and $1,868, respectively.

          On October 24, 2005, Pace issued 37,500 warrants to purchase common stock. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. As part of the Plan of Recapitalization, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants to purchase common stock of a post reverse stock split basis, exercisable at $0.30 per share.

          We believe that directors Berger and Branstad qualify as independent directors as that term is defined in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A(3)(b)(1) of the Securities Exchange Act as amended.

ITEM 13.	EXHIBITS

(a) The following exhibits are filed as a part of this report.

2.1	Agreement and Plan of Merger dated February 14, 2007 (1)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (1)

3.1.1	Certificate of Merger (Delaware) filed March 13, 2007 (2)

3.1.2	Articles of Merger (Iowa) filed March 13, 2007 (2)

3.2	Bylaws of Conmed Healthcare Management, Inc. (2)

4.1	Form of Common Stock Certificate

4.2	Form of October 2005 Stock Purchase Warrant (3)

4.3	Form of Investor Warrant ($.30) (4)

4.4	Form of Investor Warrant ($2.50) (4)

10.1	Stock Purchase Agreement by and among Pace Health Management Systems, Inc. ConMed, Inc and the ConMed Stockholders set forth therein, dated August 2, 2006 (5)

10.7	Side letter by and among Pace Health Management Systems, Inc. ConMed, Inc and the ConMed Stockholders set forth therein, dated as of January 12, 2007 (6)

10.8	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (4)

10.9	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (4)

10.10	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (4)

10.11	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (4)

10.12	2007 Stock Option Plan (1)

21.1	Subsidiaries of the Company

31.1	Section 302 Certification by Director and Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Director and Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

(1)	Incorporated by reference to the Company’s Schedule 14A filed on February 27, 2007

(2)	Incorporated by reference to the Company’s Form 8-K dated March 19, 2007

(3)	Incorporated by reference to the Company’s Form 10-KSB dated March 31, 2006

(4)	Incorporated by reference to the Company’s Form 8-K dated February 1, 2007

(5)	Incorporated by reference to the Company’s Form 8-K dated August 8, 2006

(6)	Incorporated by reference to the Company’s Form 8-K dated January 17, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2006 and 2005, McGladrey & Pullen, LLP and its affiliate, RSM McGladrey, Inc. performed the following professional services:

	For the years ended December 31,
	2006	2005

Audit Fees (1)	$36,500	$26,000
Audit related fees (2)	8,000	—
Tax Fees (3)	700	660

(1)

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements, review of the 10-KSB filing, and review of financial statements included in the Company’s quarterly reports.

(2)	Other fees relate to work performed on proposed acquisition and private placement memorandum.

(3)	Tax fees consist of compliance fees for the preparation of federal and state tax returns.

Fees for professional services rendered by the Company’s principal accountants are pre-approved by the Company’s Director and majority shareholder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

March 28, 2007
By /s/ Richard W. Turner
Richard Turner, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2007

By /s/ John Pappajohn
John Pappajohn, Chairman of the Board of Directors

By /s/ Richard W. Turner
Richard Turner, President, Chief Executive Officer and Director

By /s/ Edward B Berger
Edward B. Berger, Director

By /s/ Terry E. Branstad
Terry Branstad, Director

By /s/ Howard M. Haft
Howard M. Haft, Executive Vice President and Chief Medical Officer

By /s/ Thomas W. Fry
Thomas W. Fry, Chief Financial Officer and Secretary