Form 10QSB
period 2007-03-31
Conmed Healthcare Management, Inc.
filed 2007-05-15
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2007	0-27554

Conmed Healthcare Management, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9375 Chesapeake Street Suite 203 La Plata, MD 20646
(Address and zip code of principal executive offices)

(301) 609-8460
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
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 15, 2006
Common Stock, $0.0001 par value per share	11,800,026

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006	1

Consolidated Statements of Operations
January 26, 2007 to March 31, 2007, January 1, 2007 to January 25, 2007 and Three Months Ended March 31, 2007	2

Consolidated Statements of Cash Flows
January 26, 2007 to March 31, 2007, January 1, 2007 to January 25, 2007 and Three Months Ended March 31, 2007	3

Notes to Consolidated Financial Statements	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 3. CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR March 31, 2007 (unaudited)	PREDECESSOR December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,918,673	$122,269
Accounts receivable	1,080,279	1,304,193
Claims against escrow	338,484	--
Prepaid expenses	110,720	226,629
Total current assets	8,448,156	1,653,091
PROPERTY AND EQUIPMENT, NET	43,874	45,861
OTHER ASSETS
Service contracts acquired, net	4,055,000	--
Non-compete agreements, net	951,000	--
Goodwill	5,627,779	--
Deposits	2,424	2,424
Total other assets	10,636,203	2,424
	$19,128,233	$1,701,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$985,923	$580,507
Accrued expenses	844,221	987,979
Taxes payable	48,000
Deferred revenue	187,232	103,673
Notes payable, current portion	7,436	7,326
Total current liabilities	2,072,812	1,679,485

NOTES PAYABLE, LONG-TERM	11,335	13,236

DEFERRED TAXES	1,287,000	---

SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of March 31, 2007	--	--
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 11,800,026 shares as of March 31, 2007	1,180	300
Additional paid-in capital	35,419,920	--
Retained earnings (deficit)	(19,664,014)	8,355
Total shareholders' equity	15,757,086	8,655
	$19,128,233	$1,701,376
See Notes to Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	SUCCESSOR For the Period January 26, 2007 to March 31, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Three Months Ended March 31, 2006

Service Contract Revenue	$4,046,374	$1,504,565	$3,537,174

OPERATING EXPENSES:
Salaries, wages and employee benefits	2,528,071	894,558	2,121,403
Medical expenses	1,174,537	439,206	1,119,032
Other operating expenses	406,436	85,833	320,508
Depreciation and amortization	499,243	1,698	15,628
Total operating expenses	4,608,287	1,421,295	3,576,571

Operating income (loss)	(561,913)	83,270	(39,397)

INTEREST INCOME (EXPENSE)
Interest income	59,750	287	1,289
Interest (expense)	(178)	(93)	(4,965)
Total interest income (expense)	59,572	194	(3,676)

Income (loss) before income taxes	(502,341)	83,464	(43,073)
Income tax benefit	(123,000)	--	--
Net income (loss )	$(379,341)	$83,464	$(43,073)

LOSS PER COMMON SHARE
Basic and diluted	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	3,439,757
See Notes to Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the Period January 26, 2007 to March 31, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(379,341)	$83,464	$(43,073)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,243	1,698	15,628
Amortization	494,000	--	--
Stock based compensation	188,990	--	--
Increase in deferred taxes	(171,000)	--	--
Changes in working capital components
(Increase) decrease in accounts receivable	29,360	197,327	(194,711)
(Increase) in claims against escrow	(338,484)	--	--
(Increase) decrease in prepaid expenses	284,498	30,687	(6,250)
Increase (decrease) in accounts payable	(267,138)	258,562	258,156
Increase (decrease) in accrued expenses	664,045	(469,320)	81,468
Increase in taxes payable	48,000	--	--
Increase (decrease) in deferred revenue	112,714	(29,155)	10,284
Net cash provided by operating activities	670,887	73,263	121,502

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,954)	--	(7,446)
Acquisition of Conmed, Inc., net of cash acquired	(7,557,508)	--	--
Net cash used in investing activities	(7,562,462)	--	(7,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	--	--	350,000
Payments on line of credit	--	--	(350,000)
Payments in loans payable	(1,197)	(594)	(4,215)
Net proceeds from Private Placement	13,149,140	--	--
Distributions to shareholders	--	--	(375,000)
Net cash provided by (used in) financing activities	13,147,943	(594)	(379,215)

Net increase (decrease) in cash and cash equivalents	6,256,368	72,669	(265,159)

CASH AND CASH EQUIVALENTS
Beginning	662,305	122,269	487,029
Ending	$6,918,673	$194,938	$221,870

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$500,000	$--	$--
Acquisition expenses paid in prior periods	239,935	--	--
Private Placement expenses paid in prior periods	148,651	--	--
	$888,586	$--	$--

SUPPLEMENTAL DISCLOUSURE OF CASH FLOW INFORMATION
Cash payments for interest	$178	$93	$271

See Notes to Financial Statements

Conmed Healthcare Management, Inc
Notes to Financial Statements

NOTE 1.  Nature of Business

Nature of business:
Prior to the January 26, 2007, the Company formerly known as Pace Health Management Systems, Inc. traded under the symbol “PCES”, was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007 the Company acquired Conmed, Inc. (“Conmed, Inc.”) a provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by 2006; it had secured contracts in Kansas, Virginia and Washington. Currently, Conmed, Inc. is in contract with and services 18 detention centers and facilities at the county level in the United States. For the fiscal year ended December 31, 2006, Conmed, Inc had net revenues from medical services provided to correctional institutions of $16,776,724. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

On March 13, 2007 the Company changed its name to Conmed Healthcare Management, Inc.

Stock Purchase Agreement
On August 2, 2006, the Company entered into a Stock Purchase Agreement (“ Agreement ”) with Conmed, Inc., a Maryland corporation and all of the stockholders of Conmed, Inc., (the “Conmed, Inc. Stockholders ”), pursuant to which the Company agreed to purchase all the issued and outstanding capital stock of Conmed, Inc. from the Conmed, Inc. Stockholders. The Company previously reported the execution of the Agreement in a Form 8-K filed on August 8, 2006, and its extension in a Form 8-K filed on January 17, 2007.

The Company paid to Conmed, Inc. a non-refundable cash deposit of $250,000 upon execution of the Agreement, which was released to the Conmed, Inc. Stockholders upon expiration of the original agreement on October 31, 2006. Thereafter, an amendment to the Stock Purchase Agreement was executed on January 12, 2007 to extend the closing date to January 31, 2007. As a result of such extension, and upon execution of such amendment, the Company paid to Conmed, Inc. an additional non-refundable cash deposit of $250,000 (the “ Additional Cash Deposit ”), which was deducted from the $8,000,000 cash payment paid to the Conmed, Inc. Stockholders at the closing of the Acquisition.

On January 26, 2007 the Acquisition was completed and under the terms of the Agreement and Acquisition, the Company paid to the Conmed, Inc. Stockholders consideration consisting of: (i) $8,000,000 in cash, minus the Additional Cash Deposit (as defined above) and an adjustment of $80,299 representing a shortfall in the minimum equity requirement of Conmed, Inc. and (ii) 8,000 shares of Pace’s Series C Convertible Preferred Stock, which was subsequently converted into 800,000 shares of common stock effective March 14, 2007.

The amounts shown in the Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2006 and the 25 day period from January 1, 2007 to January 25, 2007 are all Conmed Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 65 day period from January 26, 2007 to March 31, 2007 are after the Acquisition and reflect the combined activities of the Company and Conmed, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The March 31, 2007 Consolidated Balance Sheet includes the consolidated amounts of the Company and Conmed Inc. as of that date and, as a result, are designated as SUCCESSOR amounts. The comparative balance sheet amounts as of December 31, 2006 are for Conmed Inc. pre-Acquisition and are designated as PREDECESSOR amounts.

Conmed Healthcare Management, Inc
Notes to Financial Statements

Private Placement
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, the Company completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 was paid directly to the Conmed, Inc. Stockholders as consideration for the sale of Conmed Inc’s capital stock.

In connection with the Private Placement, the Company sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock (“ Series B Preferred Stock ”), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its Common Stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its Common Stock at an exercise price equal to $2.50 per share (such units, the “ Units”), in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used to purchase all the issued and outstanding capital stock of Conmed, Inc. and to provide working capital following such purchase. The fair value of the 1,500,000 and 500,000 warrants issued using the Black Scholes pricing model was $2,628,847 and $289,554, respectively

In connection with the sale of the Units, the Company retained Maxim Group LLC, a NASD member broker-dealer as its exclusive placement agent (the “Placement Agent”). The Placement Agent received the following compensation: (i) a cash fee of 10% of the gross proceeds (an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares). In addition, the Company reimbursed the Placement Agent for its accountable expenses in the amount of $50,000, as well filing fees associated with Blue Sky filings, in the amount of $5,000. The fair value of the 300,000 and warrants issued using the Black Scholes pricing model was $154,940

Plan of Recapitalization
On March 13, 2007, at a special shareholders meeting, the shareholders of the Company approved a Plan of Recapitalization the (“Plan”) and implemented the following effective as of the close of business on March 14, 2007:

o
Reincorporate the Company into the state of Delaware pursuant to the Merger Agreement. Created a subsidiary (the “Merger Sub”) under the laws of the State of Delaware and merged the Company into the Merger Sub. All of the liabilities and assets of the Company existing prior to the reincorporation were transferred, assumed and assigned to the Delaware entity. The certificate of incorporation and bylaws of the Delaware entity became the Company’s new Certificate of Incorporation and Bylaws, and reflect the Plan.

o	Change in name. Changed the name of the Company from Pace Health Management Systems, Inc. to Conmed Healthcare Management, Inc.

o
Reverse Stock Split. Enacted a reverse stock split on a 1 for 20 basis thereby reducing the number of outstanding shares to 415,830 share of common stock from the 8,316,074 shares of common stock outstanding at that time.

o	Change in authorized shares. Increased the number of authorized common shares to 40,000,000.

o
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

Conmed Healthcare Management, Inc
Notes to Financial Statements

As a result of the approval of the Plan by the Company’s shareholders, in addition to the conversion of Series A Preferred Stock, the 15,000 shares of Series B Preferred Stock and the 8,000 shares of Series C Preferred Stock converted into 6,000,000 and 800,000 shares of common stock, respectively, following the reverse stock split. As a result of the reverse split and the conversion of all the outstanding preferred stock, the total number of shares of Conmed common stock outstanding is approximately 11,800,026. No preferred shares are outstanding.
.
A certificate of merger and articles of merger were filed with the Secretary of State of the States of Delaware and Iowa, respectively, on March 13, 2007, and each became effective as of the close of business on March 14, 2007.

NOTE 2.  Significant Accounting Policies

The accompanying unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting requirements of Form 10-QSB and Item 310(b) of regulation S-B. Accordingly, the financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (GAAP) in the United States have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report of Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the 65-day period ended March 31, 2007 are not necessarily indicative of the results or operations to be expected for a full year.

A summary of the Company's significant accounting policies is as follows:

Accounting estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s methods of revenue recognition from contracts are based primarily on estimates as are accrued expenses. Actual results could differ from those estimates.

Acquisition.
The Acquisition was recorded based on Financial Accounting Standards Board ("FASB") Statement No. 141, ("FAS 141”) Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). FAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. FAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

The Company employed an independent valuation firm to assist management in the identification of the intangible assets acquired and in estimating the fair value of those assets. Estimates of the fair value of the identifiable intangible assets acquired in the Acquisition as of January 26, 2007, are as follows:

Asset	Fair Value
Service contracts acquired	$4,500,000
Non-compete agreements	1,000,000
Goodwill (includes $1,458,000 deferred tax effect)	5,627,779
Total	$11,127,779

Conmed Healthcare Management, Inc
Notes to Financial Statements

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. As part of the Acquisition, the Company has gained access to Conmed, Inc.’s customers, thereby avoiding the cost of obtaining them directly. The value of the contract list is represented by the future revenue streams from existing contracts. Therefore, the Income Approach is the most applicable fair value measurement approach to value this asset. The operating income streams of the service contracts was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Total future contracted operating income totaled $6,083,000. After discounting for the time value of money using a 20% rate, the net present value of future revenues is $4,500,000. Service contracts acquired are amortized over the life of each individual contract ranging from approximately one to four years.

The following table details the projected amortization of service contracts for the next five years:

For the Twelve Months Ended December 31,	Amortization
2007	$1,801,000
2008	1,459,000
2009	869,000
2010	277,000
2011	94,000
$4,500,000

Accumulated amortization of service contracts as of March 31, 2007 and  December 31, 2006 was $445,000 and zero, respectively.

Non-Compete Agreements
Non-compete agreements were acquired as part of the stock purchase agreement with Conmed, Inc. Key considerations in estimation the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Give the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years.

The following table details the projected amortization of non-compete agreements for the next four years:

For the Twelve Months Ended December 31,	Amortization
2007	$251,000
2008	268,000
2009	269,000
2010	200,000
2011	12,000
$1,000,000

Accumulated amortization of non-compete agreements as of March 31, 2007 and December 31, 2006 was $49,000 and zero, respectively.

Goodwill:
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Since creation of the goodwill there have been no indicators of impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year.

Conmed Healthcare Management, Inc
Notes to Financial Statements

Cash and cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2006, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

Concentration of credit risk
The Company maintains cash in bank deposit accounts that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair value of financial instruments
Financial instruments include cash, receivables, accounts payable, accrued expenses, deferred revenue and long-term debt. Management believes the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Conmed, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition
Conmed’s principal source of revenue is contracts to provide medical assistance to state and local correctional facilities. Deferred revenue represents amounts that may be billed in advance of delivery under these contracts.

Most of the Company’s contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population (ADP) of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. The Company has one contract that partially operates on cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate’s care or a maximum amount in the aggregate for certain categories of medical expenses, whereby the Company is protected from catastrophic medical losses. In circumstances where a stop/loss is reached, the Company is reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by the Company is recorded as revenue. During the 65-day period ended March 31, 2007, the 25-day period ended January 25, 2007 and the three-month period ended March 31, 2006 the Company received stop/loss reimbursements of approximately $38,443, $14,786 and $104,577, respectively, which were included in revenue.

Accounts receivables
Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. Management determines the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of March 31, 2007 and 2006, there was no allowance for doubtful receivables. Bad debt expense was none for the 65-day period ended March 31, 2007, the 25-day period ended January 25, 2007 and three months ended March 31, 2006.

Conmed Healthcare Management, Inc
Notes to Financial Statements

Property and equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line and accelerated methods of depreciation over the estimated useful lives of three to seven years. It is the policy of the Company to capitalize purchases of equipment and fixtures that benefit future periods. Repairs and maintenance costs are expensed when incurred.

Stock compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Shared-Based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25. In accordance with SFAS No. 123(R), compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. At December 31, 2006 and 2005 all stock options were either exercised or expired. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

Income taxes
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

Basic and diluted loss per share
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

Recently adopted accounting standards:
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

New Accounting Pronouncements
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

Conmed Healthcare Management, Inc
Notes to Financial Statements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Presentation of share and per share information
All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

NOTE 3.  Business Combination

The Acquisition of Conmed, Inc. that occurred on January 26, 2007, was recorded using purchase accounting in accordance with FAS No. 141. The cost of Conmed, Inc. to the consolidated assets and liabilities of the Company is based on their fair value as of that date. The fair value of Conmed, Inc.’s intangible assets was determined by valuations performed by an independent appraiser. The purchase price exceeded the fair value of Conmed, Inc.’s net assets acquired with the excess amount recorded as goodwill. The purchase price allocation of has not been finalized and will be adjusted over the year as final information becomes known.

The purchase price, including related acquisition costs, totaled approximately $10,100,381. This purchase was financed with funds obtained in the Private Placement discussed in Note 4

Conmed Healthcare Management, Inc
Notes to Financial Statements

The following table details the net assets of Conmed, Inc., acquired.

Conmed, Inc, net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$194,938
Accounts receivable	1,106,866
Prepaid expenses	195,943
Total current assets	1,497,747
PROPERTY AND EQUIPMENT, NET	44,163
OTHER ASSETS
Service contracts acquired	4,500,000
Non-compete agreements acquired	1,000,000
Deposits	2,424
Total other assets	5,502,424
Total assets	7,044,334
CURRENT LIABILITIES
Accounts payable	839,070
Accrued expenses	180,176
Deferred revenue	74,518
Notes payable, current portion	7,362
Total current liabilities	1,101,126
NOTES PAYABLE, LONG-TERM	12,606
DEFERRED TAXES	1,458,000
Total liabilities	2,571,732
Conmed, Inc. net assets acquired	4,472,602

Goodwill	$5,627,779

The following table details the purchase price of Conmed, Inc.

Conmed, Inc. purchase price
Cash purchase price	$8,000,000
Equity adjustment at closing	(80,299)
Escrow deposit forfeited	250,000
Deal expenses	322,680
Less: Conmed, Inc. cash acquired	(194,938)
Net, cash purchase price	8,297,443
Addback: Conmed, Inc. cash acquired	194,938
Common stock issued to Conmed, Inc.’s shareholders	1,608,000
Total purchase price	$10,100,381

The goodwill amount includes the original escrow deposit of $250,000 which was forfeited when the Acquisition did not close by October 31, 2006, an estimated $322,680 in third party acquisition costs, and 800,000 shares of common stock valued at $1,608,000 at the time of the closing of the Acquisition. An equity adjustment of $80,299 at the time of closing resulting from the failure of Conmed, Inc. to meet the minimum contractual equity requirement of $400,000 at the time closing. In addition, as of March 31, 2007 the Company had identified $338,484 in projected adjustments to the closing financial statements. This amount has been recorded as an asset on the balance sheet as a claim against the escrow account that was established at the time of closing as an offset against certain future adjustments to the purchase price as determined at closing .

Conmed Healthcare Management, Inc
Notes to Financial Statements

As of March 31, 2007, the purchase price allocation had not yet been finalized due to certain other final information which was not yet available. When the final amounts are determined in 2007, goodwill and other balances will be adjusted accordingly.

NOTE 4.  Private Placement

The following table details the net cash received from the Private Placement after the payment of fees and related expenses.

Acquisition financed by:
Cash received from sale of preferred stock	$15,000,000
Deal costs and expenses	(2,154,451)
Net proceeds from sales of preferred stock	12,845,549
Add-back non-cash banker warrant expense	154,940
Net cash received from sale of securities	$13,000,489

NOTE 5.  Changes in Equity

The following table details the changes in the Company’s shares outstanding from December 31, 2006 to March 31, 2007 as a result of the consummation of the Acquisition and the Plan of Recapitalization.

	Preferred Stock	Common Stock
Balance at December 31, 2006	2,875,000	285,830 (1.	)
Conversion of 50% of Series A preferred stock accrued dividends	--	130,000 (1.	)
Issuance of Series B redeemable convertible preferred stock and warrants, net of costs	15,000	--
Issuance of Series C convertible preferred stock, net of costs	8,000	--
Conversion of Series A convertible preferred stock	(2,875,000)	4,584,196
Conversion of Series B convertible preferred stock	(15,000)	6,000,000
Conversion of Series C convertible preferred stock	(8,000)	800,000
Balance at March 31, 2007	--	11,800,026
(1.) As adjusted for the 1 for 20 reverse stock split

NOTE 6.  Common Stock Warrants and Options

Common stock warrants

Existing Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace’s sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

Conmed Healthcare Management, Inc
Notes to Financial Statements

Investor Warrants @ $0.30 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 25% of such investor’s subscription amount divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $0.30. As a result, the Company issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share, expiring March 13, 2012.

Investor Warrants @ $2.50 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 8.3% of such investor’s subscription amount divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $2.50 per share. As a result, the Company issued to investors warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share, expiring March 13, 2012.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement the Company issued to the Maxim Group LLC a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

In sum, the Company has outstanding warrants to purchase an aggregate of 2,550,000 shares of common stock at an average exercise price of $1.02 at an average exercise price of $1.02 per share, and has reserved shares of its common stock for issuance in connection with the potential exercise thereof.

Common stock options
The Board of Directors has adopted, and the Company’s stockholders have approved, the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of 1,600,000 (post Plan of Recapitalization) incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable.

The table below reflects option activity for the period indicated:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	--	--	--	--
Granted	1,600,000	$2.25
Forfeited	(83,333)	2.01
Exercised	--	--
Outstanding, March 31, 2006	1,516,667	$2.27	9.8	$1,743,505

Exercisable at March 31, 2007	100,000	$2.01	9.8	$117,890

Remaining shares available for grant	83,333

Conmed Healthcare Management, Inc
Notes to Financial Statements

During the 65-day period ended March 31, 2007, the 25-day period ended January 25, 2007, and the three-month period ended March 31, 2006, the Company recorded stock options expense totaling $188,990, zero and zero, respectively.

As of March 31 2007, stock-based compensation expense not yet recognized in income totaled $1,672,406, which is expected to be recognized over a weighted average remaining period of 4.0 years.

For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the 65-day period ended March 31, 2007:

Expected life (years)	6.0
Expected volatility	57.15%
Risk-free interest rate	5.0%
Expected dividend yield	0.0%
Weighted average fair value of options granted during the period	$1.22

NOTE 7.  Property and Equipment

A summary of property and equipment is as follows:

	SUCCESSOR March 31, 2007	PREDECESSOR December 31, 2006
Furniture	$15,648	$13,900
Equipment	21,475	21,475
Computers	45,358	42,152
Vehicles	36,087	36,087
Total	118,568	113,614
Accumulated depreciation and amortization	(74,694)	(67,753)
Property and equipment, net	$43,874	$45,861

NOTE 8.  Notes Payable

The Company has a note payable for $18,771 and $20,562 at March 31, 2007 and December, 31, 2006, respectively. The note requires monthly payments of $695 including interest at 5.8%. The note is collateralized by a vehicle.

Conmed Healthcare Management, Inc
Notes to Financial Statements

NOTE 9.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	Numerator	Denominator	Per-Share Amount Net (loss)
65 Days ended March 31, 2007
Net (loss)	$309,341	3,439,757	$(0.09)

Earnings (loss) per share and weighted shares outstanding were not calculated for the 25-day period ended January 25, 2007 and the three-month period ended March 31, 2006 since these periods reflect activity of the PREDECESSOR and are not applicable to this presentation

Common stock warrants and options outstanding totaling 4,150,000 shares are not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share.

NOTE 10.  401(k) Plan

The Company has a 401(k) plan for the benefit of substantially all the employees. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. The Company offers a safe harbor matching contribution of each participant’s contribution up to 5% of eligible compensation. The Company also can provide a profit sharing contribution at its discretion. Expenses related to this plan totaled approximately $28,498, $6,128 and $19,021 for the sixty-five day period ended March 31, 2007, the twenty-five day period ended January 25, 2007 and the three month period ended March 31, 2006, respectively.

NOTE 11  Operating Leases

The Company has a lease for office space expiring November 29, 2009. The office lease includes annual escalation clauses and an allocation of operating expenses related to the leased property. Office rent expense totaled approximately $7,481, $2,287 and $9,768, for the sixty-five day period ended March 31, 2007, the twenty-five day period ended January 25, 2007 and the three month period ended March 31, 2006, respectively.

The Company has a vehicle lease that requires monthly payments of $614 and expires in April 2008 and entered into a second vehicle lease in March 2007 that expires March 2009. Lease expense was approximately $2,615, $615 and $13,901 for the sixty-five day period ended March 31, 2007, the twenty-five day period ended January 25, 2007 and the three month period ended March 31, 2006, respectively.

The approximate future minimum lease obligations as of March 31, 2007 are as follows:

Twelve months ending March 31, 2008
2008	$81,269
2009	32,659
2010	2,780
Total	$116,708

Conmed Healthcare Management, Inc
Notes to Financial Statements

NOTE 12  Major Customers and Commitments

During the 65-day period ended March 31, 2007, the 25-day period ended January 2007 and the three months ended March 31, 2006, the Company had approximate sales with major customers and related approximate receivables as follows

	SUCCESSOR For the Period January 26, 2007 to March 31, 2007		PREDECESSOR For the Period January 1, 2007 to January 25, 2007		PREDECESSOR For the Three Months Ended March 31, 2006
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$1,018,098	$1,734	$374,100	$25,812	$--	$--
Company B	628,530	282,382	239,775	--	865,016	292,560
Company C	364,311	169,245	134,700	172,927	437,317	147,560
Company D	279,015	127,188	102,550	127,188	--	--
Company E	$274,998	$--	$101,100	$--	$360,593	$--

In connection with its normal contract activities, the Company is required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain of the Company’s assets in the event the surety is required to honor the bonds. The lengths of the Company’s bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At March 31, 2007, the Company had $11,333,371 in outstanding bonds.

NOTE 13  Income Tax Matters

Approximate deferred taxes consist of the following components

As of March 31, 2007
Deferred tax asset
Net operating loss carryforwards	$6,544,000
Research and development credit carryforwards	391,000
Warrants	4,000
6,939,000
Deferred tax liabilities
Intangible assets	1,566,000
Net deferred assets	5,373,000
Less: valuation allowance	6,038,000
(665,000)

The Company recorded a valuation allowance of $6,038,000 and $6,957,000, against deferred tax assets at March 31, 2007 and December 31, 2006, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Conmed Healthcare Management, Inc
Notes to Financial Statements

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss, due to the following:

For Three Months Ended March 31, 2007
Computed federal income tax (benefit)	$(171,000)
Other, primarily computed state income tax (benefit)	(25,000)
permanent difference related to stock options	73,000
Change in valuation allowance	$(123,000)

At March 31, 2007, the Company has approximately $16,779,000 of net operating loss carryforwards to offset future federal taxable income.

No amounts have been presented for 2006 as the Predecessor was an S-corporation and as such not subject to corporate level income taxes.

NOTE 14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 15.  RELATED PARTY TRANSACTIONS

During 2007 and 2006, the Company accrued $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, Chairman of the Company, for administrative services that include; accounting, investor relations, SEC reporting and other consulting services. In addition to these administrative expenses the Company also reimbursed Equity Dynamics, Inc. for expenses related to the negotiation and consummation of the Acquisition and Plan of Recapitalization. Such accruals related to Equity Dynamics, Inc. for the 65-day period ended March 31, 2007, the 25-day period ended January 25, 2007 and the three-month period ended March 31, 2006 totaled $8,353 and $6,264 and $14,368, respectively. Accounts payable to Equity Dynamics, Inc. as of March 31, 2007 and December 31, 2006 were zero and $5,796, respectively.

On October 24, 2005, the Company issued 37,500 warrants to purchase common stock. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of the Company’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010. (These figures are adjusted to reflect the 1 for 20 reverse stock split effective as of March 14, 2007).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

Information included in this section contains forward-looking statements regarding the business, operations and financial condition of both the Company and Conmed, Inc. within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The Company cautions you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures the Company makes in future public statements and press releases.

General

Prior to January 26, 2007, the Company was classified as a public shell and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc. (“Pace”).

On January 26, 2007 the Company acquired Conmed, Inc. (“Conmed Inc.”) a provider of correctional healthcare services since 1984. Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by 2006 it had secured contracts in Kansas, Virginia and Washington. Currently, Conmed, Inc. is in contract with and services 18 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting requirements of Form 10-QSB and Item 310(b) of regulation S-B. Accordingly, the financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (GAAP) in the United States have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report of Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the 65-day period ended March 31, 2007 are not necessarily indicative of the results or operations to be expected for a full year.

A summary of the Company's significant accounting policies is as follows:

Accounting estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s methods of revenue recognition from contracts are based primarily on estimates as are accrued expenses. Actual results could differ from those estimates.

Acquisition.
The Acquisition was recorded based on Financial Accounting Standards Board ("FASB") Statement No. 141, ("FAS 141”) Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). FAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. FAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. As part of the Acquisition, the Company has gained access to Conmed, Inc.’s customers, thereby avoiding the cost of obtaining them directly. The value of the contract list is represented by the future revenue streams from existing contracts. Therefore, the Income Approach is the most applicable fair value measurement approach to value this asset. The operating income streams of the service contracts was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Total future contracted operating income totaled $6,083,000. After discounting for the time value of money using a 20% rate, the net present value of future revenues is $4,500,000. Service contracts acquired are amortized over the life of each individual contract ranging from approximately one to four years.

Non-Compete Agreements
Non-compete agreements were acquired as part of the stock purchase agreement with Conmed, Inc. Key considerations in estimation the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Give the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years.

Amortization of non-compete agreements for the 65-day period ended March 31, 2007, the 25-day period ended January 25, 2007 and the three-month period ended March 31, 2007 was $49,000, zero and zero, respectively.

Goodwill:
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Since creation of the goodwill there have been no indicators of impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year.

Revenue recognition
Conmed’s principal source of revenue is contracts to provide medical assistance to state and local correctional facilities. Deferred revenue represents amounts that may be billed in advance of delivery under these contracts.

Most of the Company’s contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population (ADP) of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. The Company has one contract that partially operates on cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate’s care or a maximum amount in the aggregate for certain categories of medical expenses, whereby the Company is protected from catastrophic medical losses. In circumstances where a stop/loss is reached, the Company is reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by the Company is recorded as revenue. During the 65-day period ended March 31, 2007, the 25-day period ended January 25, 2007 and the three-month period ended March 31, 2006 the Company received stop/loss reimbursements of approximately $38,443, $14,786 and $104,577, respectively, which were included in revenue.

Stock compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Shared-Based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25. In accordance with SFAS No. 123(R), compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. At December 31, 2006 and 2005 all stock options were either exercised or expired. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

Income taxes
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

Recently adopted accounting standards:

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

New Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Presentation of share and per share information

All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Results of Operations

The following discussion of financial results below is derived from proforma unaudited financial statements prepared on the bases that the Acquisition was completed on December 31, 2006 and 2005, respectively. Proforma adjustments for the three months ended March 31, 2007 reflect the results for both the 65-day period ended March 31, 2007 and the 25-day period ended January 25, 2007 and include consolidation of the Company and Conmed, Inc. in both periods for the full three-month periods. In addition the pro forma statements include adjustments to reflect the amortization of intangible assets in both periods.

	Three months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$5,550,939	100.0%	$3,537,174	100.0%

OPERATING EXPENSES:
Salaries, wages and employee benefits	3,422,629	61.7%	2,121,403	60.0%
Medical expenses	1,573,744	28.4%	1,119,032	31.6%
Other operating expenses	507,941	9.2%	365,240	10.3%
Depreciation and amortization	676,941	12.2%	685,628	19.4%
Total operating expenses	6,181,255	111.4%	4,291,303	121.3%

Operating loss	(630,316)	(11.4)%	(754,129)	(21.3)%

Interest (income) expense	(59,765)	(1.1%)	(15,031)	(0.5)%

Loss before income taxes	(570,551)	(10.3)%	(739,098)	(20.9%)

Three-Months Ended March 31, 2007 compared to March 31, 2006
Net revenue, as defined earlier, from medical services provided to correctional institutions for the three months ended March 31, 2007 and 2006, was $5,550,939 and $3,537,174, respectively, which represents an increase of $2,013,765 or 56.9%. The net loss before income taxes was $570,551 or 10.3% of revenue and $739,098 or 20.9% of revenue for the three months ended March 31, 2007 and 2006, respectively. The reduction in the net loss is primarily attributable to improvement in service contract revenue.

Revenues
The improvement in revenue for the three months ended March 31, 2007 compared to the same period for the prior year resulted from the addition of a new contract with Yakima County, Washington and a new transition contract with Baltimore County, Maryland, in September of 2006, which together accounted for $1,773,762 or 88.1% of the increase in revenue for the period. Additional revenue improvement totaling approximately $142,204 or 7.1% of the increase resulted from expansion of the services provided to a number of our existing contracts initiated in prior years, primarily in Loudoun County, Maryland. Price increases related to existing service requirements totaled approximately $97,623 or 2.8% of the increase.

Salaries and employee benefits
Salaries and employee benefits were $3,422,629 or 61.7% of revenue for the three-month period ended March 31, 2007, compared to $2,121,403 or 60.0% of revenue for the three months ended March 31, 2006. The increase in spending for salaries and employee benefits of $1,301,226 or 61.3% is primarily due to the addition of new employees to support the increase in service contracts. In addition stock based compensation for the three month period ended March 31, 2007 and 2006 was $188,990 and zero, respectively, reflecting stock options awards issued in 2007.

Medical expenses
Medical expenses for the three months ended March 31, 2007 and 2006 were $1,573,744 or 28.4% of revenue and $1,119,032 or 31.6% of revenue, respectively, which represented an increase of $454,712 or 40.6%. The increase in spending for medical expenses in absolute dollars is primarily due to the increase in revenue and the increased number of inmates covered by our services under the new service contracts. The reduction in spending as a percentage of revenue results primarily from reduced expenditures for hospitalization and related out of facility costs at the correctional institution in Sedgwick County, Kansas. In the first quarter of 2006, The Company absorbed unusually high medical expenses at this facility due to a number of costly procedures performed on a number of inmates. However, recent legislation in Kansas enacted in July 2006 limits the cost for these procedures to Medicaid rates, which has had a positive impact on the Company’s medical cost at this detention center. This has partially offset increased spending for off-site services resulting from the addition of two new sites plus higher spending on pharmacy, X-rays and medical supplies.

Other operating expenses
Other operating expenses were $507,941 or 9.2% of revenue for the three months ended March 31, 2007, compared to $365,240 or 10.3% of revenue for the three-month period March 31, 2006. The increase in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising, malpractice insurance, travel, professional services and supplies.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangibles assets related to the Acquisition. Amortization of service contracts acquired was $602,000 and amortization of non-compete agreements was $62,000 and is reflected as an expense for both periods on a proforma basis. Depreciation expense declined $8,687 due to reduced capital equipment.

Interest expense
Interest expense declined $4,694 due to a reduction in outstanding automobile loans and the absence of borrowing on the line of credit in quarter ended March 31, 2007.

Interest income
Interest income was $60,036 for the first quarter ended March 31, 2007 compared to $19,996 for the same period in 2006 reflecting an increase in cash on hand as a result of the Private Placement in January.

Income tax benefit
The income tax benefit for the three month period ended March 31, 2007 and 2006 was $123,000 and zero respectively. Conmed, Inc was an S-corporation and as such not subject to corporate level income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities. Current working capital balances and funds used to acquire Conmed, Inc. were provided by the Private Placement.

Cash flow for the sixty-five day period from January 26, 2007 to March 31, 2007.
Cash as of March 31, 2006 and January 25, 2006 was $6,918,673 and $692,305, respectively.

Cash flows from operations totaled $670,887 reflecting $517,233 in adjustments to reconcile net income to net cash plus $532,995 in changes in working capital components partially offset by the net loss of $379,341.

Investing activities used $7,562,462. The Acquisition used $7,557,508 and purchases of computer equipment used $4,954.

Financing activities provided cash of $13,147,943. Net cash proceeds from the Private Placement were $13,149,140 partially offset by payments on an automobile loan of $1,197.

Liquidity
Conmed, Inc. maintained a $1,000,000 line of credit which expired in December 2006. Interest was paid monthly at the prime rate as listed in the Wall Street Journal plus 5% per annum and there were no borrowings respectively on the line of credit at March 31, 2007 and December 21, 2006.

Auto Loan
As of March 31, 2007, we had a note outstanding for $18,771.

Off Balance Sheet Arrangements
The Company is required to provide performance and payment guarantee bonds to county governments under certain contracts. As of March 31, 2007, the Company has three performance bonds totaling $9,933,371 and one payment bond for $1,400,000, totaling $11,333,371. The surety issuing the bonds has recourse against the Company’s assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of March 31, 2007:

	Total	Due as of 3/31/08	Due as of 3/31/09 and 3/31/10	Due as of 3/31/11 and 3/31/12	Due Thereafter
Automobile Loan	$18,767	$11,324	$6,209	$-	$-
Automobile Leases	32,224	16,096	7,404	-	-
Office Space Leased	84,940	53,850	21,826	-	-
Total Contractual Cash Obligations	$135,931	$81,270	$35,439	$-	$-

Effects of Inflation
The Company believes that inflation and changing prices over the past three years have not had a significant impact on its revenue or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s chief executive and chief financial officer have each reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

The Company is currently party to the following legal proceedings.

(i) Linda Courtillet, et al. v. Stephen Goldberg, MD, et al. - Linda Courtillet is bringing a wrongful death action against the Company, among others, on behalf of her son, Logan Courtillet, an inmate at Charles County Detention Facility who committed suicide on the premises on March 1, 2005. A complaint seeking money damages is to be filed in the Circuit Court for Charles County, MD in the near future. Currently, our insurer, National Fire and Marine, is providing a defense in this action.

(ii) Board of Nursing - In early 2005, the MD Board of Nursing (“ BON”) commenced an investigation (which is currently ongoing as of today) regarding whether certain of our employees licensed by the BON, or at least subject to the jurisdiction of BON, performed work at certain detention facilities in contract with the Company whereby such employees were not properly licensed. BON has acknowledged that it does not have jurisdiction over our actions; however, the BON has threatened to take disciplinary action against 10 - 20 of our current or former employees. We have fully cooperated with the BON and have implemented a number of changes intended to address BON’s stated concerns. To the best of our knowledge, the BON has conducted all necessary employee interviews, and we are currently awaiting BON’s next steps or actions relating to these employees.

(iii) Theresa Lynn Rhoderick, PR for the Estate of Michael Rutherford, Sr., et al. v. Conmed, Inc., Case No. 06-2379 - This matter was brought in the Circuit Court for Frederick County. Michael Rutherford, a known asthmatic inmate with a significant medical history, died of congestive heart failure with an underlying condition of mitral stenosis at John Hopkins Hospital on September 25, 2005. A wrongful death and survival action has been filed against the company on behalf of Mr. Rutherford. Our insurer is providing a defense of this action. Mr. Francis X. Leary has been engaged by our insurer to serve as our defense counsel in this matter as well.

(iv) Derek L. Simms v. Steven R. Williams, et al. Civil Action No. WMN-06-2867 - this claim was brought in the United States District Court for the District of Maryland. Derek Simms filed a complaint alleging that he suffered injuries which were caused by the negligent medical care provided by the company while he was incarcerated in Dorchester County Detention Center. Mr. Simms alleged that he did not receive adequate analgesic medication from us, as he was treated for an infectious disease. Our insurer has retained Mr. Leary to serve as our defense counsel in this matter. On December 21, 2006, Mr. Leary filed a Motion to Dismiss, or in the alternative, Motion for Summary Judgment. The Motion was based on the failure of Mr. Simms to state a caused of action upon which relief may be granted, and the failure to state a claim for violation of his 8th and 14th Amendment rights.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For a description of a private placement in which unregistered securities were sold to accredited investors, please see Note 1 of the Financial Statements on page 4 of the Quarterly Report on Form 10-QSB. A description of this transaction contained in the Current Report on 8-K filed on February 1, 2007 is hereby incorporated by reference.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special shareholders meeting held on March 13, 2007 the Company’s shareholders approved a plan of recapitalization (the “Plan”), which became effective as of the close of business on March 14, 2007, elected directors and approved the 2007 Stock Option Plan. A description of the special shareholders meeting, as well as its results, is hereby incorporated by reference from the Current Report on Form 8-K filed by the Company on March 19, 2007.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

May 15, 2007
By /s/ Richard W. Turner
Richard W. Turner
President and Chief Executive Officer

May 15, 2007
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary