Form 10QSB
period 2007-06-30
Conmed Healthcare Management, Inc.
filed 2007-08-14
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
June 30, 2007	0-27554

Conmed Healthcare Management, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 14, 2006
Common Stock, $0.0001 par value per share	11,933,141

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets	1
June 30, 2007 and December 31, 2006

Consolidated Statements of Operations
January 26 to June 30, 2007, January 1 to January 25, 2007, the six months ended June 30, 2006 and the three months ended June 30, 2007 and 2006	2

Consolidated Statements of Cash Flows
January 26 to June 30, 2007, January 1, 2007 to January 25, 2007 and the six months ended June 30, 2006	3

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20

ITEM 3. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	29

ITEM 3. DEFAULT UPON SENIOR SECURITIES	29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS	29

SIGNATURES	30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR June 30, 2007 (unaudited)	PREDECESSOR December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,574,297	$122,269
Accounts receivable	1,373,922	1,304,193
Taxes receivable	85,000
Claims against escrow	333,373	--
Prepaid expenses	427,789	226,629
Total current assets	8,794,381	1,653,091
PROPERTY AND EQUIPMENT, NET	66,824	45,861
OTHER ASSETS
Service contracts acquired, net	3,559,000	--
Non-compete agreements, net	884,000	--
Goodwill	5,745,369	--
Deposits	2,424	2,424
Total other assets	10,190,793	2,424
	$19,051,998	$1,701,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,399,620	$580,507
Accrued expenses	823,550	987,979
Deferred revenue	24,997	103,673
Notes payable, current portion	165,664	7,326
Total current liabilities	2,413,831	1,679,485
NOTES PAYABLE, LONG-TERM	9,365	13,236
DEFERRED TAXES	1,021,000	---
SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of June 30, 2007	--	--
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 11,933,141 shares as of June 30, 2007	1,193	300
Additional paid-in capital	35,645,876	--
Retained earnings (deficit)	(20,039,267)	8,355
Total shareholders' equity	15,607,802	8,655
	$19,051,998	$1,701,376
See Notes to Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	SUCCESSOR For the 156-Day Period January 26, 2007 to June 30, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Six Months Ended June 30, 2006	SUCCESSOR For the Three Months Ended June 30, 2007	PREDECESSOR For the Three Months Ended June 30, 2006

Service Contract Revenue	$10,015,594	$1,504,565	$7,085,981	$5,969,220	$3,548,631

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	4,995,851	842,575	3,468,435	3,093,425	1,754,053
Medical expenses	2,680,219	439,206	2,177,562	1,505,682	1,058,531
Other operating expenses	411,685	45,552	281,617	246,619	145,497
Total healthcare expenses	8,087,755	1,327,333	5,927,614	4,845,726	2,958,081

Gross Profit	1,927,839	177,232	1,158,367	1,123,494	590,550

Selling and administrative expenses	2,045,301	92,264	1,105,735	1,178,286	514,327
Depreciation and amortization	1,071,652	1,698	26,578	572,409	10,949
Total operating expenses	3,116,953	93,962	1,132,313	1,750,695	525,276

Operating income (loss)	(1,189,114)	83,270	26,054	(627,201)	65,274

INTEREST INCOME (EXPENSE)
Interest income	143,943	287	2,479	84,193	1,367
Interest (expense)	(422)	(93)	(6,447)	(244)	(1,482)
Total interest income (expense)	143,521	194	(3,968)	83,949	(115)

Income (loss) before income taxes	(1,045,593)	83,464	22,086	(543,252)	65,159
Income tax benefit	(291,000)	--	--	(168,000)	--
Net income (loss )	$(754,593)	$83,464	$22,086	$(375,252)	65,159

LOSS PER COMMON SHARE
Basic and diluted	$(0.09)			$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	8,389,615			11,833,356
See Notes to Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the Period January 236, 2007 to June 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(754,593)	$83,464	$22,086
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,652	1,698	26,577
Amortization	1,057,000	--	--
Stock based compensation	299,449	--	--
Deferred taxes	(376,000)	--	--
Changes in working capital components
(Increase) decrease in accounts receivable	(264,283)	197,327	(248,997)
(Increase) in claims against escrow	(333,373)	--	--
(Increase) decrease in prepaid expenses	(32,571)	30,687	(141)
Increase in accounts payable	146,558	258,562	359,156
Increase (decrease)in accrued expenses	643,374	(469,320)	(18,691)
(Decrease) in deferred revenue	(49,521)	(29,155)	(66,268)
Net cash provided by operating activities	350,692	73,263	71,722

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37,313)	--	(7,446)
Proceeds received from sale of property and equipment	--	--	25,394
Acquisition of Conmed, Inc., net of cash acquired	(7,675,097)	--	--
Net cash provided by (used in) investing activities	(7,712,410)	--	17,948

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	--	--	550,000
Short-term borrowings	289,368	--	--
Payments on line of credit	--	--	(550,000)
Payments in loans payable	(134,307)	(594)	(47,770)
Net proceeds from Private Placement	13,085,649	--	--
Proceeds from exercise of warrants	33,000	--	--
Distributions to shareholders	--	--	(375,000)
Net cash provided by (used in) financing activities	13,273,710	(594)	(422,770)

Net increase (decrease) in cash and cash equivalents	5,911,992	72,669	(333,400)

CASH AND CASH EQUIVALENTS
Beginning	662,305	122,269	487,029
Ending	$6,574,297	$194,938	$153,629

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the Period January 26, 2007 to June 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Six Months Ended June 30, 2006
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$500,000	$--	$--
Acquisition expenses paid in prior periods	239,935	--	--
Private Placement expenses paid in prior periods	148,652	--	--
Income tax claims receivable related to tax benefit received from the exercise of warrants	85,000	--	--
Deferred tax effect related to tax benefit received from the exercise of warrants	61,000	--	--
	$1,034,587	$--	$--

SUPPLEMENTAL DISCLOUSURE OF CASH FLOW INFORMATION
Cash payments for interest	$422	$93	$6,447
Income taxes paid	$85,000	$--	$--
See Notes to Financial Statements

Conmed Healthcare Management, Inc
Notes to Financial Statements

NOTE 1.  Nature of Business

Nature of business:
Prior to the January 26, 2007, the Company formerly known as Pace Health Management Systems, Inc. traded under the symbol “PCES”, was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007 the Company acquired Conmed, Inc. (“Conmed, Inc.”) a provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by the end of 2006; it had secured contracts in Kansas, Virginia and Washington. For the fiscal year ended December 31, 2006, Conmed, Inc had net revenues from medical services provided to correctional institutions of $16,776,724.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of June 30, 2007, we were in contract with, and providing services to, 20 detention centers and facilities at the county level throughout the United States.

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

The amounts shown in the Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2006 and the 25 day period from January 1, 2007 to January 25, 2007 are all Conmed Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 156 day period from January 26, 2007 to June 30, 2007 are after the Acquisition and reflect the combined activities of the Company and Conmed, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The June 30, 2007 Consolidated Balance Sheet includes the consolidated amounts of the Company and Conmed Inc. as of that date and, as a result, are designated as SUCCESSOR amounts. The comparative balance sheet amounts as of December 31, 2006 are for Conmed Inc. pre-Acquisition and are designated as PREDECESSOR amounts.

Private Placement
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, the Company completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 was paid directly to the Conmed, Inc. Stockholders as consideration for the sale of Conmed Inc’s capital stock.

In connection with the Private Placement, the Company sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock (“ Series B Preferred Stock ”), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its Common Stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its Common Stock at an exercise price equal to $2.50 per share (such units, the “ Units”), in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used to purchase all the issued and outstanding capital stock of Conmed, Inc. and to provide working capital following such purchase. The fair value of the 1,500,000 and 500,000 warrants issued using the Black Scholes pricing model was $2,628,847 and $289,554, respectively

In connection with the sale of the Units, the Company retained Maxim Group LLC, a NASD member broker-dealer as its exclusive placement agent (the “Placement Agent”). The Placement Agent received the following compensation: (i) a cash fee of 10% of the gross proceeds (an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares). In addition, the Company reimbursed the Placement Agent for its accountable expenses in the amount of $50,000, as well filing fees associated with Blue Sky filings, in the amount of $5,000. The fair value of the 300,000 warrants issued using the Black Scholes pricing model was $154,940

Plan of Recapitalization
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

As a result of the approval of the Plan by the Company’s shareholders, in addition to the conversion of Series A Preferred Stock, the 15,000 shares of Series B Preferred Stock and the 8,000 shares of Series C Preferred Stock converted into 6,000,000 and 800,000 shares of common stock, respectively, following the reverse stock split. As a result of the reverse split and the conversion of all the outstanding preferred stock, the total number of shares of Conmed common stock outstanding was approximately 11,800,000 and no preferred shares remained outstanding.
.
A certificate of merger and articles of merger were filed with the Secretary of State of the States of Delaware and Iowa, respectively, on March 13, 2007, and each became effective as of the close of business on March 14, 2007.

Reclassifications
Certain reclassifications have been made to the PREDECESSOR and SUCESSOR amounts to conform with the current presentation of the operating statement.

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

Our interim results of operations for the 156-day period ended June 30, 2007 are not necessarily indicative of the results or operations to be expected for a full year.

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

Acquisition
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

Conmed Healthcare Management, Inc
Notes to Financial Statements

The Company employed an independent valuation firm to assist management in the identification of the intangible assets acquired and in estimating the fair value of those assets. Estimates of the fair value of the identifiable intangible assets acquired in the Acquisition as of January 26, 2007, are as follows:

Asset	Fair Value
Service contracts acquired	$4,500,000
Non-compete agreements	1,000,000
Goodwill (includes $1,458,000 deferred tax effect)	5,745,369
Total	$11,245,369

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
$4,500,000

Accumulated amortization of service contracts as of June 30, 2007 and December 31, 2006 was $941,000 and zero, respectively.

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
$1,000,000

Accumulated amortization of non-compete agreements as of June 30, 2007 and December 31, 2006 was $116,000 and zero, respectively.

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

Cash and cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2007 and December 31, 2006, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

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

Conmed Healthcare Management, Inc
Notes to Financial Statements

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate’s care or a maximum amount in the aggregate for certain categories of medical expenses, whereby the Company is protected from catastrophic medical losses. In circumstances where a stop/loss is reached, the Company is reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by the Company is recorded as revenue. During the 156-day period ended June 30, 2007, the 25-day period ended January 25, 2007, and the six-month period ended June 30, 2006 the Company received stop/loss reimbursements of approximately $127,000, $15,000 and $39,000, respectively, which were included in revenue and during the three months ended June 30, 2007 and 2006 the Company received stop/loss reimbursements of approximately $89,000, and $39,000, respectively.

Accounts receivables
Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. Management determines the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of June 30, 2007 and December 31, 2006, there was no allowance for doubtful receivables. Bad debt expense was none for the 156-day period ended June 30, 2007, the 25-day period ended January 25, 2007, the six months ended June 30, 2006 and the three months ended June 30, 2007 and 2006.

Property and equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line and accelerated methods of depreciation over the estimated useful lives of three to seven years. It is the policy of the Company to capitalize purchases of equipment and fixtures that benefit future periods. Repairs and maintenance costs are expensed when incurred.

Stock compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Shared-Based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25. In accordance with SFAS No. 123(R), compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. At December 31, 2006 all stock options were either exercised or expired. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

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

Recently adopted accounting standards:
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the six months ended June 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

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

The purchase price, including related acquisition costs, totaled approximately $10,217,971. This purchase was financed with funds obtained in the Private Placement discussed in Note 4

Conmed Healthcare Management, Inc
Notes to Financial Statements

The following table details the net assets of Conmed, Inc., acquired.

Conmed, Inc, net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$194,938
Accounts receivable	1,106,866
Prepaid expenses	195,943
Total current assets	1,497,747
PROPERTY AND EQUIPMENT, NET	44,163
OTHER ASSETS
Service contracts acquired	4,500,000
Non-compete agreements acquired	1,000,000
Deposits	2,424
Total other assets	5,502,424
Total assets	7,044,334
CURRENT LIABILITIES
Accounts payable	839,070
Accrued expenses	180,176
Deferred revenue	74,518
Notes payable, current portion	7,362
Total current liabilities	1,101,126
NOTES PAYABLE, LONG-TERM	12,606
DEFERRED TAXES	1,458,000
Total liabilities	2,571,732
Conmed, Inc. net assets acquired	4,472,602

Goodwill	$5,745,369

The following table details the purchase price of Conmed, Inc.

Conmed, Inc. purchase price
Cash purchase price	$8,000,000
Equity adjustment at closing	30,602
Escrow deposit forfeited	250,000
Deal expenses	329,369
Less: Conmed, Inc. cash acquired	(194,938)
Net, cash purchase price	8,415,033
Addback: Conmed, Inc. cash acquired	194,938
Common stock issued to Conmed, Inc.’s shareholders	1,608,000
Total purchase price	$10,217,971

The goodwill amount includes the original escrow deposit of $250,000 which was forfeited when the Acquisition did not close by October 31, 2006, an estimated $329,369 in third party acquisition costs, and 800,000 shares of common stock valued at $1,608,000 at the time of the closing of the Acquisition. An equity adjustment of $30,602 at the time of closing resulting from the minimum contractual equity requirement of $400,000 at the time closing. In addition, as of June 30, 2007 the Company had identified $333,373 in projected adjustments to the closing financial statements. This amount has been recorded as an asset on the balance sheet as a claim against the common stock in the escrow account that was established at the time of closing as an offset against certain future adjustments to the purchase price as determined at closing. Any adjustment to the purchase price will be made by a cancellation of common shares.

Conmed Healthcare Management, Inc
Notes to Financial Statements

As of June 30, 2007, the purchase price allocation had not yet been finalized due to certain other final information which was not yet available. When the final amounts are determined in 2007, goodwill and other balances will be adjusted accordingly.

NOTE 4.  Private Placement

The following table details the net cash received from the Private Placement after the payment of fees and related expenses.

Acquisition financed by:
Cash received from sale of preferred stock	$15,000,000
Deal costs and expenses	(2,217,943)
Net proceeds from sales of preferred stock	12,782,057
Add-back non-cash banker warrant expense	154,940
Net cash received from sale of securities	$12,936,997

NOTE 5.  Changes in Equity

The following table details the changes in the Company’s shares outstanding from December 31, 2006 to June 30, 2007 as a result of the consummation of the Acquisition and the Plan of Recapitalization.

	Preferred Stock	Common Stock
Balance at December 31, 2006	2,875,000	285,830 (1.	)
Conversion of 50% of Series A preferred stock accrued dividends	--	130,000 (1.	)
Issuance of Series B redeemable convertible preferred stock and warrants, net of costs	15,000	--
Issuance of Series C convertible preferred stock, net of costs	8,000	--
Conversion of Series A convertible preferred stock	(2,875,000)	4,584,196
Conversion of Series B convertible preferred stock	(15,000)	6,000,000
Conversion of Series C convertible preferred stock	(8,000)	800,000
Issuance of common shares following the exercise of warrants	--	133,115
Balance at June 30, 2007	--	11,933,141
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

Conmed Healthcare Management, Inc
Notes to Financial Statements

During the 156-day period ended June 30, 2007, 25,000 warrants were exercised using the cashless exercise function and as a result 23,115 shares of common stock were issued. As of June 30, 2007 225,000 warrants remain outstanding.

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

During the 156-day period ended June 30, 2007, 110,000 warrants were exercised generating net proceeds of $33,000. As of June 30, 2007 1,390,000 warrants remain outstanding.

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

As of June 30, 2007 no warrants have been exercised and 500,000 warrants remain outstanding.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement the Company issued to the Maxim Group LLC a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

As of June 30, 2007 no warrants have been exercised and 300,000 warrants remain outstanding.

Summary
As of June 30, 2007 the Company has outstanding warrants to purchase an aggregate of 2,415,000 shares of common stock at an average exercise price of $1.06 and has reserved shares of its common stock for issuance in connection with the potential exercise thereof. During the 156-day period ended June 30, 2007, 135,000 warrants were exercised resulting in the issuance of 133,115 common shares of stock and generating net proceeds of $33,000.

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

Conmed Healthcare Management, Inc
Notes to Financial Statements

    The table below reflects option activity for the period indicated:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	--	--	--	--
Granted	1,722,500	$2.14
Forfeited	(138,333)	2.01
Exercised	--	--
Outstanding, June 30, 2007	1,584,167	$2.15	9.6	$1,836,034

Exercisable at June 30, 2007	100,000	$2.01	9.6	$117,890

Remaining shares available for grant	15,833

During the 156-day period ended June 30, 2007, the 25-day period ended January 25, 2007, and the six-month period ended June 30, 2006, the Company recorded stock options expense net of reversals for forfeited options totaling $299,499, zero and zero, respectively.

As of June 30, 2007, stock-based compensation expense not yet recognized in income totaled $1,699,676, which is expected to be recognized over a weighted average remaining period of 3.3 years.

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

The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the 156-day period ended June 30, 2007:

Expected life (years)	6.0
Expected volatility	57.15%
Risk-free interest rate	5.0%
Expected dividend yield	0.0%
Weighted average fair value of options granted during the period	$1.26

Conmed Healthcare Management, Inc
Notes to Financial Statements

NOTE 7.  Property and Equipment

A summary of property and equipment is as follows:

	SUCCESSOR June 30, 2007	PREDECESSOR December 31, 2006
Furniture	$15,648	$13,900
Equipment	24,917	21,475
Computers	74,275	42,152
Vehicles	36,087	36,087
Total	150,927	113,614
Accumulated depreciation and amortization	(84,103)	(67,753)
Property and equipment, net	$66,824	$45,861

NOTE 8.  Notes Payable

The Company has a note payable for $16,953 and $20,562 at June 30, 2007 and December, 31, 2006, respectively. The note requires monthly payments of $695 including interest at 5.8%. The note is collateralized by a vehicle.

In addition, the Company has a short-term loan used to purchase an insurance policy. This loan is payable for $158,076 at June 30, 2007, and requires monthly payments of $32,861, including interest at 7.5%.

NOTE 9.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	Numerator	Denominator	Per-Share Amount Net (loss)
Three months ended June 30, 2007
Net (loss)	$(375,252)	11,833,356	$(0.03)

156 days ended June 30, 2007
Net (loss)	$(754,593)	8,389,615	$(0.09)

Earnings (loss) per share and weighted shares outstanding were not calculated for the 25-day period ended January 25, 2007 and the three and six-month periods ended June 30, 2006 since these periods reflect activity of the PREDECESSOR and are not applicable to this presentation

Common stock warrants and options outstanding totaling 4,040,000 shares are not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share.

NOTE 10.  401(k) Plan

The Company has a 401(k) plan for the benefit of substantially all the employees. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. The Company offers a safe harbor matching contribution of each participant’s contribution up to 4% of eligible compensation. The Company also can provide a profit sharing contribution at its discretion. Expenses related to this plan totaled approximately $48,000, $6,000 and $37,000 for the 156- day period ended June 30, 2007, the 25- day period ended January 25, 2007 and the six month period ended June 30, 2006, respectively plus approximately $20,000 and $18,000 for the three month periods ended June 30, 2007 and 2006, respectively.

Conmed Healthcare Management, Inc
Notes to Financial Statements

NOTE 11  Operating Leases

The Company has a lease for office space expiring November 29, 2009. The office lease includes annual escalation clauses and an allocation of operating expenses related to the leased property. Office rent expense totaled approximately $19,000, $2,000 and $19,000, for the 156 day period ended June 30, 2007, the twenty-five day period ended January 25, 2007 and the six month period ended June 30, 2006, respectively plus approximately $11,000 and $10,000 for the three month periods ended June 30, 2007 and 2006, respectively.

The Company has a vehicle lease that requires monthly payments of $614 and expires in April 2008 and entered into a second vehicle lease in March 2007 that expires March 2009. Lease expense was approximately $5,000, $1,000 and $24,000 for the 156 day period ended June 30, 2007, the twenty-five day period ended January 25, 2007 and the six month period ended June, 2006, respectively plus approximately $4,000 and $10,000 for the three month periods ended June 30, 2007 and 2006, respectively.

The approximate future minimum lease obligations as of June 30, 2007 are as follows:

Twelve months ending June 30, 2008
2008	$45,000
2009	40,000
2010	18,000
Total	$103,000

NOTE 12  Major Customers and Commitments

During the 156-day period ended June 30, 2007, the 25-day period ended January 2007 and the six months ended June 30, 2006, the Company had approximate sales with major customers and related approximate receivables as follows

	SUCCESSOR For the Period January 26, 2007 June 30, 2007		PREDECESSOR For the Period January 1, 2007 to January 25, 2007		PREDECESSOR For the Six Months Ended June 30, 2006
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$2,548,000	$--	$374,000	$26,000	$--	$--
Company B	1,532,000	242,0000	240,000	--	1,717,000	284,000
Company C	866,000	150,000	135,000	173,000	886,000	151,000
Company D	687,000	127,000	103,000	127,000	--	--
Company E	$677,000	$--	$101,000	$--	$721,000	$--

Conmed Healthcare Management, Inc
Notes to Financial Statements

During the three months ended June 30, 2007 and 2006 the Company had approximate sales with major customers and related approximate receivables as follows

	SUCCESSOR For the Three Months Ended June 30, 2007		PREDECESSOR For the Three Months Ended June 30, 2006
	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$1,432,000	$19,000	$--	$--
Company B	840,000	242,000	852,000	284,000
Company C	468,000	150,000	449,000	151,000
Company D	382,000	127,000	--	--
Company E	$376,000	$--	$361,000	$--

In connection with its normal contract activities, the Company is required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain of the Company’s assets in the event the surety is required to honor the bonds. The lengths of the Company’s bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At June 30, 2007, the Company had $12,660,663 in outstanding bonds.

NOTE 13  Income Tax Matters

Approximate deferred taxes consist of the following components

As of June 30, 2007
Deferred tax asset
Net operating loss carryforwards	$6,602,000
Research and development credit carryforwards	391,000
6,993,000
Less: valuation allowance	(6,661,000)
Net deferred tax asset	332,000

Deferred tax liabilities
Intangible assets	1,353,000
Net deferred tax liabilities	1,353,000

Deferred taxes	$1,021,000

The Company recorded a valuation allowance of $6,661,000 and $6,957,000, against deferred tax assets at June 30, 2007 and December 31, 2006, respectively, to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Conmed Healthcare Management, Inc
Notes to Financial Statements

    The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss, due to the following:

For 156-Day Period Ended June 30, 2007
Computed federal income tax (benefit)	$(356,000)
Other, primarily computed state income tax (benefit)	(52,000)
Permanent difference related to stock options	117,000
Income tax expense (benefit)	$(291,000)

At June 30, 2007, the Company has approximately $16,928,000 of net operating loss carryforwards subject to IRS change of control limitations to offset future federal taxable income.

No amounts have been presented for 2006 as the Predecessor was an S-corporation and as such not subject to corporate level income taxes.

NOTE 14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 15.  RELATED PARTY TRANSACTIONS

During 2007 and 2006, the Company accrued $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, Chairman of the Company, for administrative services that include; accounting, investor relations, SEC reporting and other consulting services. In addition to these administrative expenses the Company also reimbursed Equity Dynamics, Inc. for expenses related to the negotiation and consummation of the Acquisition and Plan of Recapitalization. Such accruals related to Equity Dynamics, Inc. for the 156-day period ended June 30, 2007, the 25-day period ended January 25, 2007 and the three-month period ended March 31, 2006 totaled $8,353 and $6,264 and $14,368, respectively. Accounts payable to Equity Dynamics, Inc. as of June 30, 2007 and December 31, 2006 were zero and $5,796, respectively. C

On October 24, 2005, the Company issued 37,500 warrants to purchase common stock. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of the Company’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010. (These figures are adjusted to reflect the 1 for 20 reverse stock split effective as of March 14, 2007).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION

Information included in this section contains forward-looking statements regarding the business, operations and financial condition of both the Company and Conmed, Inc. within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "plan," "potential" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The Company cautions you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures the Company makes in future public statements and press releases.

General

Prior to January 26, 2007, the Company was classified as a public shell and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc. (“Pace”).

On January 26, 2007 the Company acquired Conmed, Inc. (“Conmed Inc.”) a provider of correctional healthcare services since 1984. Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by June 2007 it had secured contracts in Kansas, Oregon Virginia and Washington. Currently, Conmed, Inc. is in contract with and services 20 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

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

Our interim results of operations for the 156-day period ended June 30, 2007 are not necessarily indicative of the results or operations to be expected for a full year.

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

Acquisition
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

Non-Compete Agreements
Non-compete agreements were acquired as part of the stock purchase agreement with Conmed, Inc. Key considerations in estimating the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Give the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years.

Goodwill
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

Revenue recognition
Conmed’s principal source of revenue is contracts to provide medical assistance to county correctional facilities. Deferred revenue represents amounts that may be paid in advance of delivery under these contracts.

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

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate’s care or a maximum amount in the aggregate for certain categories of medical expenses, whereby the Company is protected from catastrophic medical losses. In circumstances where a stop/loss is reached, the Company is reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by the Company is recorded as revenue. During the 156-day period ended June 30, 2007, the 25-day period ended January 25, 2007 and the six-month period ended June 30, 2006 the Company received stop/loss reimbursements of approximately $127,000, $15,000 and $39,000, respectively, which were included in revenue and during the three months ended June 30, 2007 and 2006 the Company received stop/loss reimbursements of approximately $89,000, and $39,000, respectively.

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

Recently adopted accounting standards

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the six months ended June 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

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

Results of Operations

Three-Months Ended June 30, 2007 compared to June 30, 2006
The following discussion of financial results below is derived from proforma unaudited financial statements for the three months ended June 30, 2006 prepared on the bases that the Acquisition was completed on December 31, 2005. Proforma adjustments include consolidation of the Company and Conmed, Inc. for the full three-month period plus adjustments to reflect the amortization of intangible assets and a proforma estimated tax benefit.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$5,969,220	100.0%	$3,548,631	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	3,093,425	51.7%	1,754,053	49.5%
Medical expenses	1,505,682	25.2%	1,058,531	29.8%
Other operating expenses	246,619	4.1%	145,497	4.1%
Total healthcare expenses	4,845,726	81.2%	2,958,081	83.4%

Gross profit	1,123,494	18.8%	590,550	16.6%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,178,286	19.7%	571,907	16.1%
Depreciation and amortization	572,409	9.6%	573,949	16.2%
Total operating expenses	1,750,695	29.3%	1,145,856	32.3%

Operating loss	(627,201)	(10.5)%	(555,306)	(15.7)%

Net interest income and (expense)	83,949	1.4%	19,787	0.6%

Loss before income taxes	(543,252)	(9.1)%	(535,519)	(15.1%)

Income tax (benefit)	(168,000)	(2.8%)	(166,000)	(4.7%)

Net (loss)	$(375,252)	(6.3)%	$(369,519)	(10.4%)

Net revenue, as defined earlier, from medical services provided to correctional institutions for the three months ended June 30, 2007 and 2006, was $5,969,220 and $3,548,631, respectively, which represents an increase of $2,420,589 or 68.2%. The net loss was $375,252 or 6.3% of revenue and $369,519 or 10.4% of revenue for the three months ended June 30, 2007 and 2006, respectively. Improvement resulting from the increase in service contract revenue and gross profit margin was offset by increased operating expenses.

Revenues
The improvement in revenue for the three months ended June 30, 2007 compared to the same period for the prior year resulted from the addition of a new contract with Yakima County, Washington and a new transition contract with Baltimore County, Maryland, in September of 2006, which together accounted for $1,814,059 or 74.9% of the increase in revenue for the period. Additionally new contracts with Jackson County Oregon and Henrico County Virginia which were initiated in May 2007 added $347,478 or 14.4% of the increase. Revenue improvement totaling approximately $165,883 or 6.9% of the increase resulted primarily from expansion of the services provided to a number of our existing contracts initiated in prior years. Price increases related to existing service requirements totaled approximately $93,170 or 3.8% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits were $3,093,425 or 51.8% of revenue for the three-month period ended June 30, 2007, compared to $1,754,053 or 49.4% of revenue for the three months ended June 30, 2006. The increase in spending for salaries and employee benefits of $1,339,372 or 76.4% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts. Primary factors causing the increase as a percentage of revenue were higher overtime, salaries and benefits related personnel costs associated with the start up and servicing of the Baltimore County service contract plus the addition of the Yakima County service contract, which is for staffing services only.

Medical expenses
Medical expenses for the three months ended June 30, 2007 and 2006 were $1,505,682 or 25.2% of revenue and $1,058,531 or 29.8% of revenue, respectively, which represented an increase of $447,151 or 42.2%. The increase in spending for medical expenses reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. In absolute dollars the increased spending is primarily due to the higher revenue and the increased number of inmates covered by our services under the new service contracts. The reduction in spending as a percentage of revenue results primarily from reduced expenditures for hospitalization and related out of facility costs at one of our correctional institutions. In the second quarter of 2006, the Company absorbed unusually high medical expenses at this facility due to a number of costly procedures performed on several inmates that were not repeated in 2007.

Other operating expenses
Other operating expenses were $246,619 or 4.1% of revenue for the three months ended June 30, 2007, compared to $145,497 or 4.1% of revenue for the three-month period June 30, 2006. The increase if $101,122 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising, professional liability insurance performance and payment bonds and supplies.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 were $1,178,286 or 19.7% of revenue and $571,907 or 16.1% of revenue, respectively. The increased expenditures reflect higher salaries and benefits in marketing and administrative personnel, plus higher travel and entertainment, employee search fees as well as other professional fees following the Acquisition. In addition stock based compensation for the three-month period ended June 30, 2007 and 2006 was $110,460 and zero, respectively, reflecting stock options awards issued in 2007

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangibles assets related to the Acquisition reflected in both periods. Amortization of service contracts acquired was $496,000 and amortization of non-compete agreements was $67,000 and is reflected as an expense for both periods on a proforma basis. Depreciation expense declined $1,540 due to reduced capital equipment.

Interest income
Interest income was $84,193 for the second quarter ended June 30, 2007 compared to $21,269 for the same period in 2006 reflecting an increase in cash on hand as a result of the Private Placement in January 2007.

Interest expense
Interest expense decreased $1,238 due to a reduction in outstanding automobile loans and the absence of borrowing on the line of credit in quarter ended June 30, 2007.

Income tax benefit
The income tax benefit for the three-month period ended June 30, 2007 was $168,000.The proforma tax benefit for the three month period ended June 30, In 2006 was $166,000 on a proforma basis. In 2006, Conmed, Inc. was an S-corporation and as such not subject to corporate level income taxes.

Six-Months Ended June 30, 2007 compared to June 30, 2006
The following discussion of financial results below is derived from proforma unaudited financial statements prepared on the bases that the Acquisition was completed on December 31, 2006 and 2005, respectively. Proforma adjustments for the six months ended June 30, 2007 reflect the results for both the 156-day period ended June 30, 2007 and the 25-day period ended January 25, 2007. Proforma adjustments for the six-month period ended June 30, 2006 include consolidation of the Company and Conmed, Inc. the full six-month period plus adjustments to reflect the amortization of intangible assets and proforma estimated tax benefits.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	PROFORMA Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$11,520,159	100.0%	$7,085,981	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	5,838,464	50.7%	3,468,435	49.0%
Medical expenses	3,079,426	26.7%	2,177,562	30.7%
Other operating expenses	457,236	4.0%	281,617	4.0%
Total healthcare expenses	9,375,126	81.4%	5,927,614	83.7%

Gross profit	2,145,033	18.6%	1,158,367	16.3%

OPERATING EXPENSES:
Selling, general & administrative expenses	2,153,200	18.7%	1,208,047	17.0%
Depreciation and amortization	1,249,350	10.86%	1,259,578	17.8%
Total operating expenses	3,402,550	29.5%	2,467,625	34.8%

Operating loss	(1,257,517)	(10.9)%	(1,309,259)	(18.5)%

Net interest income and expense	(143,714)	(1.2%)	(16,111)	(0.3)%

Loss before income taxes	(1,113,803)	(9.7)%	(1,293,147)	(18.2%)

Income tax (benefit)	(429,000)	(3.7%)	(498,000)	(7.0%)

Loss before income taxes	$(684,803)	(5.9%)	$(795,147)	(11.2%)

Net revenue, as defined earlier, from medical services provided to correctional institutions for the six months ended June 30, 2007 and 2006, was $11,520,159 and $7,085,981, respectively, which represents an increase of $4,434,178 or 62.6%. The net loss was $684,803 or 5.9% of revenue and $795,147 or 11.2% of revenue for the six months ended June 30, 2007 and 2006, respectively. Improvement resulting from the increase in service contract revenue and gross profit margin was partially offset by increased operating expenses.

Revenues
The improvement in revenue for the six months ended June 30, 2007 compared to the same period for the prior year resulted from the addition of a new contract with Yakima County, Washington and a new transition contract with Baltimore County, Maryland, in September of 2006, which together accounted for $3,587,821 or 80.9% of the increase in revenue for the period. Additionally new contracts with Jackson Count Oregon and Henrico County Virginia which were initiated in May 2007 added $347,478 or 7.8% of the increase. Revenue improvement totaling approximately $300,175 or 6.8% of the increase resulted primarily from expansion of the services provided to a number of our existing contracts initiated in prior years. Price increases related to existing service requirements totaled approximately $198,704 or 4.5% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits were $5,838,464 or 50.7% of revenue for the six-month period ended June 30, 2007, compared to $3,468.435 or 48.9% of revenue for the six months ended June 30, 2006. The increase in spending for salaries and employee benefits of $2,370.029 or 68.3% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts. The increase as a percentage of revenue reflects higher overtime, salaries and benefits related personnel costs associated with the start up and servicing of the Baltimore County service contract plus the addition of the Yakima County service contract, which is for staffing services only.

Medical expenses
Medical expenses for the six months ended June 30, 2007 and 2006 were $3,079,426 or 26.7% of revenue and $2,177,562 or 30.7% of revenue, respectively, which represented an increase of $901,864 or 20.3%. The increase in spending for medical expenses reflects increases for in-facility medical services pus increased expenditures for pharmacy and radiology services as well as medical supplies. In absolute dollars the increased spending is primarily due to the higher revenue and the increased number of inmates covered under the new medical service contracts. The reduction in spending as a percentage of revenue results primarily from reduced expenditures for hospitalization and related out of facility costs at one of our correctional institutions. In the first half of 2006, the Company absorbed unusually high medical expenses at this facility due to a number of costly procedures performed on several inmates that were not repeated in 2007.

Other operating expenses
Other operating expenses were $457,236 or 4.0% of revenue for the six months ended June 30, 2007, compared to 281,617 or 4.0% of revenue for the six-month period June 30, 2006. The increase in spending is primarily related to the increase in the number of inmates served as a result of the new medical service contracts and reflects increased spending for employment advertising, professional liability insurance, performance and payment bonds and supplies.

Operating expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2007 and 2006 were $2,153,200 or 18.7% of revenue and 1,208,047 or 17.0% of revenue, respectively. The increased expenditures reflect higher salaries and benefits for marketing and administrative personnel following the Acquisition, plus increased travel and entertainment, employee search fees as well as other professional fees following the Acquisition. In addition stock based compensation for the six-month period ended June 30, 2007 and 2006 was $299,449 and zero, respectively, reflecting stock options awards issued in 2007.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangibles assets related to the Acquisition. Amortization of service contracts acquired was $1.098,000 and amortization of non-compete agreements was $135,000 and is reflected as an expense for both periods on a proforma basis. Depreciation expense declined $10,228 due to fewer company owned vehicles.

Interest income
Interest income was $144,229 for the first quarter ended June 30, 2007 compared to $22,558 for the same period in 2006 reflecting an increase in cash on hand as a result of the Private Placement in January 2007.

Interest expense
Interest expense declined $5,932 due to a reduction in outstanding automobile loans and the absence of borrowing on the line of credit in six-month period ended June 30, 2007.

Income tax benefit
The proforma income tax benefit for the six-month period ended June 30, 2007 and 2006 was $429,000 and $498,000, respectively reflecting the reduced proforma loss before taxes in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities. Current working capital balances and funds used to acquire Conmed, Inc. were provided by the Private Placement.

Cash flow for the sixty-five day period from January 26, 2007 to June 30, 2007.
Cash as of June 30, 2007 and January 25, 2007 was $6,574,297 and $662,305, respectively.

Cash flows from operations totaled $350,692 reflecting $995,101 in adjustments to reconcile net income to net cash provided by working activities plus $110,184 in changes in working capital components partially offset by the net loss of $754,593.

Investing activities used $7,712,410. The Acquisition used $7,675,097 and purchases of computer and office equipment used $37,313.

Financing activities provided cash of $13,273,710. Net cash proceeds from the Private Placement were $13,085,649 and a short-term loan to finance the purchase of and insurance policy added $289,368 partially offset by payments on an automobile loan and a short term loan of $134,307. Proceeds from the exercise of 110,000 warrants totaled $33,000.

Liquidity
Conmed, Inc. maintained a $1,000,000 line of credit which expired in December 2006. Interest was paid monthly at the prime rate as listed in the Wall Street Journal plus 5% per annum.

Loans
As of June 30, 2007, we had a note outstanding for a vehicle in the amount of $16,953 and a short-term loan used to purchase an insurance policy in the amount of $158,076

Off Balance Sheet Arrangements
    The Company is required to provide performance and payment guarantee bonds to county governments under certain contracts. As of June 30, 2007, the Company has three performance bonds totaling $9,965,535 and one payment bond for $2,695,128, totaling $12,660,663. The surety issuing the bonds has recourse against the Company’s assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of June 30, 2007:

	Total	Due as of 6/30/08	Due as of 6/30/09 and 6/30/10	Due as of 6/30/11 and 6/30/12	Due Thereafter
Automobile Loan	$16,953	$7,588	$9,365	$--	$--
Short-term loan	158,076	158,076	--	--	--
Automobile Leases	25,214	13,529	11,685	--	--
Office Space Leased	77,382	31,399	45,983	--	--
Total Contractual Cash Obligations	$277,625	$210,592	$67,033	$--	$--

Effects of Inflation
The Company believes that inflation and changing prices over the past three years have not had a significant impact on its revenue or results of operations.

Potential Future Service Contract Revenue
As of June 30, 2007 the Company had entered into twenty (20) agreements with county governments to provided medical and healthcare services to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s option. The terms of the contracts are from one to nine years. These medical service contracts have a total value, including option renewal periods, of approximately $152 million dollars. Of this amount, approximately $33 million has been earned as of June 30, 2007 and recorded as revenue. The remaining contract periods have potential future service contract revenue of $119 million with a weighted average term of 5.6 years of which $88 million relates to the option renewal periods.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

    During the three months ended June 30, 2007, 25,000 warrants were exercised using the cashless exercise function and as a result the issue of 23,115 shares of unregistered common stock. No commissions were paid in connection with the exercise of any of the above warrants.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6. EXHIBITS

10.1	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007
10.2	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

August 14, 2007
	By:	/s/ Richard W. Turner
Richard W. Turner
President and Chief Executive Officer

August 14, 2007
	By:	/s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary