Form 10QSB
period 2007-09-30
Conmed Healthcare Management, Inc.
filed 2007-11-14
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
September 30, 2007	0-27554

Conmed Healthcare Management, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 13, 2007
Common Stock, $0.0001 par value per share	11,943,141

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

Page

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
September 30, 2007 and December 31, 2006	1

Consolidated Statements of Operations
January 26 to September 30, 2007, January 1 to January 25, 2007, the nine months ended September 30, 2006 and the three months ended September 30, 2007 and 2006	2

Consolidated Statements of Cash Flows
January 26 to September 30, 2007, January 1, 2007 to January 25, 2007 and the nine months ended September 30, 2006	3

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20

ITEM 3. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	30

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	30

ITEM 3. DEFAULT UPON SENIOR SECURITIES	30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5. OTHER INFORMATION	30

ITEM 6. EXHIBITS	30

SIGNATURES	31

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR	PREDECESSOR
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,520,616	$122,269
Accounts receivable	2,121,141	1,304,193
Taxes receivable	85,000	--
Claims against escrow	370,283	--
Prepaid expenses	323,295	226,629
Total current assets	9,420,335	1,653,091
PROPERTY AND EQUIPMENT, NET	104,868	45,861
OTHER ASSETS
Service contracts acquired, net	3,118,000	--
Non-compete agreements, net	816,000	--
Goodwill	4,287,369	--
Deposits	2,624	2,424
Total other assets	8,223,993	2,424
	$17,749,196	$1,701,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,350,354	$580,507
Accrued expenses	1,167,840	987,979
Deferred revenue	138,134	103,673
Notes payable, current portion	103,109	7,326
Total current liabilities	2,759,437	1,679,485
NOTES PAYABLE, LONG-TERM	7,429	13,236
SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of September 30, 2007	--	--
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 11,943,141 shares as of September 30, 2007	1,194	300
Additional paid-in capital	35,626,795	--
Retained earnings (deficit)	(20,645,659)	8,355
Total shareholders' equity	14,982,330	8,655
	$17,749,196	$1,701,376
See Notes to Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	SUCCESSOR For the 248-Day Period January 26, 2007 to September 30, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Nine Months Ended September 30, 2006	SUCCESSOR For the Three Months Ended September 30, 2006	PREDECESSOR For the Three Months Ended September 30, 2006

Service Contract Revenue	$16,980,432	$1,504,565	$11,112,452	$6,964,838	$4,026,471

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,640,886	842,575	5,376,098	3,645,035	1,907,662
Medical expenses	4,530,430	439,206	3,197,157	1,850,211	1,019,595
Other operating expenses	651,230	45,552	444,574	239,545	162,957
Total healthcare expenses	13,822,546	1,327,333	9,017,829	5,734,791	3,090,214

Gross Profit	3,157,886	177,232	2,094,623	1,230,047	936,257

Selling and administrative expenses	3,150,816	92,264	1,708,717	1,105,514	602,981
Depreciation and amortization	1,593,046	1,698	33,322	521,394	6,745
Total operating expenses	4,743,862	93,962	1,742,039	1,626,908	609,726

Operating income (loss)	(1,585,976)	83,270	352,584	(396,861)	326,531

INTEREST INCOME (EXPENSE)
Interest income	228,628	287	4,599	84,685	2,120
Interest (expense)	(3,638)	(93)	(6,721)	(3,216)	(274)
Total interest income (expense)	224,990	194	(2,122)	81,469	1,846

Income (loss) before income taxes	(1,360,986)	83,464	350,462	(315,392)	328,377
Income tax expense	--	--	--	291,000	--
Net income (loss)	$(1,360,986)	$83,464	$350,462	$(606,392)	328,377

LOSS PER COMMON SHARE
Basic and diluted	$(0.14)			$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	9,705,520			11,937,489
See Notes to Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the 248-Day Period January 26, 2007 to September 30, 2007		PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,360,986)		$83,464	$350,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	27,046		1,698	33,322
Amortization	1,566,000		--	--
Stock based compensation	423,370		--	--
Changes in working capital components
(Increase) decrease in accounts receivable	(1,011,502)		197,327	(683,377)
(Increase) in taxes receivable (Increase) in claims against escrow	(85,000 (370,283	) )	-- --	-- --
(Increase) decrease in prepaid expenses	71,924		30,687	(50,164)
(Increase) in deposits	(200)		--	--
Increase in accounts payable	97,292		258,562	526,489
Increase (decrease) in accrued expenses	987,664		(469,320)	302,809
Increase (decrease) in deferred revenue	63,616		(29,155)	(21,617)
Net cash provided by operating activities	408,941		73,263	457,924

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(87,751)		--	(20,086)
Proceeds received from sale of property and equipment	--		--	63,656
Acquisition of Conmed, Inc., net of cash acquired	(7,675,097)		--	--
Net cash provided by (used in) investing activities	(7,762,848)		--	43,570

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	--		--	550,000
Short-term borrowings	289,368		--	--
Payments on line of credit	--		--	(550,000)
Payments in loans payable	(198,799)		(594)	(49,490)
Net proceeds from Private Placement	13,085,649		--	--
Proceeds from exercise of warrants	36,000		--	--
Distributions to shareholders	--		--	(375,000)
Net cash provided by (used in) financing activities	13,212,218		(594)	(424,490)

Net increase in cash and cash equivalents	5,858,311		72,669	77,004

CASH AND CASH EQUIVALENTS
Beginning	662,305		122,269	487,029
Ending	$6,520,616		$194,938	$564,033

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the 248-Day Period January 26, 2007 to September 30, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007	PREDECESSOR For the Nine Months Ended September 30, 2006
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$500,000	$--	$--
Acquisition expenses paid in prior periods	239,935	--	--
Private Placement expenses paid in prior periods	148,652	--	--
	$888,587	$--	$--

SUPPLEMENTAL DISCLOUSURE OF CASH FLOW INFORMATION
Cash payments for interest	$3,638	$93	$6,721
Income taxes paid	$85,000	$--	$--

See Notes to Financial Statements

Page - 4 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

NOTE 1.  Nature of Business

Nature of business:
Prior to January 26, 2007, the Company formerly known as Pace Health Management Systems, Inc. traded under the symbol “PCES”, was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007 the Company acquired Conmed, Inc. (“Conmed, Inc.”) a provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by the end of 2006, it had secured contracts in Kansas, Virginia and Washington. For the fiscal year ended December 31, 2006, Conmed, Inc had net revenues from medical services provided to correctional institutions of $16,776,724.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of September 30, 2007, we were in contract with, and providing services to, 21 detention centers and facilities at the county level throughout the United States.

On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc.

Stock Purchase Agreement
On August 2, 2006, the Company entered into a Stock Purchase Agreement (“Agreement”) with Conmed, Inc., a Maryland corporation and all of the stockholders of Conmed, Inc., (the “Conmed, Inc. Stockholders”), pursuant to which the Company agreed to purchase all the issued and outstanding capital stock of Conmed, Inc. from the Conmed, Inc. Stockholders. The Company previously reported the execution of the Agreement in a Form 8-K filed on August 8, 2006, and its extension in a Form 8-K filed on January 17, 2007.

The Company paid to Conmed, Inc., a non-refundable cash deposit of $250,000 upon execution of the Agreement, which was released to the Conmed, Inc. Stockholders upon expiration of the original agreement on October 31, 2006. Thereafter, an amendment to the Agreement was executed on January 12, 2007 to extend the closing date to January 31, 2007. As a result of such extension, and upon execution of such amendment, the Company paid to Conmed, Inc. an additional non-refundable cash deposit of $250,000 (the “Additional Cash Deposit”), which was deducted from the $8,000,000 cash payment paid to the Conmed, Inc. Stockholders at the closing of the Acquisition.

On January 26, 2007 the Acquisition was completed and under the terms of the Agreement, the Company paid to the Conmed, Inc. Stockholders consideration consisting of: (i) $8,000,000 in cash, minus the Additional Cash Deposit and an adjustment of $80,299 representing a shortfall in the minimum equity requirement of Conmed, Inc. and (ii) 8,000 shares of the Company’s Series C Convertible Preferred Stock, which was subsequently converted into 800,000 shares of Company common stock effective March 14, 2007.

The amounts shown in the Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2006 and the 25-day period from January 1, 2007 to January 25, 2007 are all Conmed Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 248-Day period from January 26, 2007 to September 30, 2007 and the three month period ended September 30, 2007 are after the Acquisition and reflect the combined activities of the Company and Conmed, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The September 30, 2007 Consolidated Balance Sheet includes the consolidated amounts of the Company and Conmed Inc. as of that date and, as a result, are designated as SUCCESSOR amounts. The comparative balance sheet amounts as of December 31, 2006 are for Conmed Inc. pre-Acquisition and are designated as PREDECESSOR amounts.

Page - 5 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

Private Placement
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, the Company completed a private placement (“Private Placement”) of $15,000,000 of units consisting of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 was paid directly to the Conmed, Inc. Stockholders as consideration for the Acquisition.

In connection with the Private Placement, the Company sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock (“Series B Preferred Stock”), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its common stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its common stock at an exercise price equal to $2.50 per share (the “Units”), in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used to purchase all the issued and outstanding capital stock of Conmed, Inc. and to provide working capital following such purchase. The fair value of the 1,500,000 and 500,000 warrants issued using the Black Scholes pricing model was $2,628,847 and $289,554, respectively

In connection with the sale of the Units, the Company retained Maxim Group LLC, a NASD member broker-dealer as its exclusive placement agent (the “Placement Agent”). The Placement Agent received the following compensation: (i) a cash fee of 10% of the gross proceeds (an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares). In addition, the Company reimbursed the Placement Agent for its accountable expenses in the amount of $50,000, as well as filing fees associated with Blue Sky filings, in the amount of $5,000. The fair value of the 300,000 warrants issued using the Black Scholes pricing model was $154,940.

Plan of Recapitalization
On March 13, 2007, at a special shareholders meeting, the shareholders of the Company approved a Plan of Recapitalization the (“Plan”) and implemented the following effective as of the close of business on March 14, 2007:

o
Reincorporate the Company in the state of Delaware. The Company created a subsidiary (the “Merger Sub”) under the laws of the State of Delaware and merged the Company into the Merger Sub. All of the liabilities and assets of the Company existing prior to the reincorporation were transferred, assumed and assigned to the Delaware entity. The certificate of incorporation and bylaws of the Delaware entity became the Company’s new Certificate of Incorporation and Bylaws, and reflect the Plan.

o	Change in name. Changed the name of the Company from Pace Health Management Systems, Inc. to Conmed Healthcare Management, Inc.

o
Reverse Stock Split. Enacted a reverse stock split on a 1 for 20 basis; thereby reducing the number of outstanding shares to 415,830 shares of common stock from the 8,316,074 shares of common stock outstanding at that time.

o	Change in authorized shares. Increased the number of authorized common shares to 40,000,000.

o
Conversion of Series A Preferred Stock. Converted the Series A Preferred Stock (and the waiver of all accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock after conversion of 50% of such accrued and unpaid dividends into shares of common stock) into 4,584,196 shares of common stock on a post reverse split basis.

Page - 6 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

As a result of the approval of the Plan by the Company’s shareholders, in addition to the conversion of Series A Preferred Stock, the 15,000 shares of Series B Preferred Stock and the 8,000 shares of Series C Preferred Stock converted into 6,000,000 and 800,000 shares of common stock, respectively, after giving effect to the reverse stock split. As a result of the reverse split and the conversion of all the outstanding preferred stock, the total number of shares of Conmed common stock outstanding was approximately 11,800,000 and no preferred shares remained outstanding.
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

NOTE 2.  Significant Accounting Policies

The accompanying unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting requirements of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial information and disclosures normally included in financial statements prepared annually in accordance with Generally Accepted Accounting Principals (“GAAP”) in the United States of America have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report of Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the 248-day period ended September 30, 2007 are not necessarily indicative of the results or operations to be expected for a full year.

A summary of the Company's significant accounting policies are as follows:

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

Acquisition
The Acquisition was recorded based on Financial Accounting Standards Board (“FASB”) Statement No. 141, (“FAS 141”) Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at “fair value” (see definition in Standard of Value section below). FAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. FAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

Page - 7 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

The Company employed an independent valuation firm to assist management in the identification of the intangible assets acquired and in estimating the fair value of those assets. Estimates of the fair value of the identifiable intangible assets acquired in the Acquisition as of January 26, 2007, are as follows:

Asset	Fair Value
Service contracts acquired	$4,500,000
Non-compete agreements	1,000,000
Goodwill	4,287,369
Total	$9,787,369

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. As part of the Acquisition, the Company has gained access to Conmed, Inc.’s customers, thereby avoiding the cost of obtaining them directly. The value of the contract list is represented by the future revenue streams from existing contracts. Therefore, the Income Approach is the most applicable fair value measurement approach to value this asset. The operating income streams of the service contracts were calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Total future contracted operating income totaled $6,083,000. After discounting for the time value of money using a 20% rate, the net present value of future revenues is $4,500,000. Service contracts acquired are amortized over the life of each individual contract ranging approximately from one to four years.

The following table details the projected amortization of service contracts for the next five years:

For the Twelve Months Ended December 31,	Amortization
2007	$1,801,000
2008	1,459,000
2009	869,000
2010	277,000
2011	94,000
$4,500,000

Accumulated amortization of service contracts as of September 30, 2007 and December 31, 2006 was $1,382,000 and zero, respectively.

Non-Compete Agreements
Non-compete agreements were acquired as part of the Agreement with Conmed, Inc. Key considerations in estimating the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Given the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years.

Page - 8 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

The following table details the projected amortization of non-compete agreements for the next four years:

For the Twelve Months Ended December 31,	Amortization
2007	$251,000
2008	268,000
2009	269,000
2010	200,000
2011	12,000
$1,000,000

Accumulated amortization of non-compete agreements as of September 30, 2007 and December 31, 2006 was $184,000 and zero, respectively.

Goodwill:
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Since creation of the goodwill there have been no indicators of impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year.

Cash and cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2007 and December 31, 2006, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

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

Most of the Company’s contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population (“ADP”) of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. The Company has one contract that partially operates on cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Page - 9 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate’s care or a maximum amount in the aggregate for certain categories of medical expenses, whereby the Company is protected from catastrophic medical losses. In circumstances where a stop/loss is reached, the Company is reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by the Company is recorded as revenue. During the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007, and the nine-month period ended September 30, 2006 the Company received stop/loss reimbursements of approximately $276,000, $15,000 and $69,000, respectively, which were included in revenue and during the three months ended September 30, 2007 and 2006 the Company received stop/loss reimbursements of approximately $113,000, and $69,000, respectively.

Accounts receivables
Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. Management determines the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of September 30, 2007 and December 31, 2006, there was no allowance for doubtful receivables. Bad debt expense was none for the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007, the nine months ended September 30, 2006 and the three months ended September 30, 2007 and 2006.

Property and equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line and accelerated methods of depreciation over the estimated useful lives of three to seven years. It is the policy of the Company to capitalize purchases of equipment and fixtures that benefit future periods. Repairs and maintenance costs are expensed when incurred.

Stock compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Shared-Based Payments (“SFAS 123R”), using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. At December 31, 2006 all stock options were either exercised or expired. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

Income taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and diluted loss per share
The Company has adopted SFAS No. 128, Earnings per Share (“SFAS 128”), which requires the Company to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method).

Page - 10 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

Recently adopted accounting standards:
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the nine months ended September 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position, results of operations and cash flows.

Presentation of share and per share information
All common stock shares and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

NOTE 3.  Business Combination

The Acquisition was recorded using purchase accounting in accordance with FAS 141. The cost of Conmed, Inc. to the consolidated assets and liabilities of the Company is based on their fair value as of that date. The fair value of Conmed, Inc.’s intangible assets was determined by valuations performed by an independent appraiser. The purchase price exceeded the fair value of Conmed, Inc.’s net assets acquired with the excess amount recorded as goodwill. The purchase price allocation has not been finalized and will be adjusted over the year as final information becomes known.

The purchase price, including related acquisition costs, totaled $10,217,971. This purchase was financed with funds obtained in the Private Placement discussed in Note 4.

Page - 11 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

The following table details the net assets of Conmed, Inc., acquired:

Conmed, Inc, net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$194,938
Accounts receivable	1,106,866
Prepaid expenses	195,943
Total current assets	1,497,747
PROPERTY AND EQUIPMENT, NET	44,163
OTHER ASSETS
Service contracts acquired	4,500,000
Non-compete agreements acquired	1,000,000
Deposits	2,424
Total other assets	5,502,424
Total assets	7,044,334
CURRENT LIABILITIES
Accounts payable	839,070
Accrued expenses	180,176
Deferred revenue	74,518
Notes payable, current portion	7,362
Total current liabilities	1,101,126
NOTES PAYABLE, LONG-TERM	12,606
Total liabilities	1,113,732
Conmed, Inc. net assets acquired	5,930,602

Goodwill	$4,287,369

The following table details the purchase price of Conmed, Inc:

Conmed, Inc. purchase price
Cash purchase price	$8,000,000
Equity adjustment at closing	30,602
Escrow deposit forfeited	250,000
Deal expenses	329,369
Less: Conmed, Inc. cash acquired	(194,938)
Net, cash purchase price	8,415,033
Addback: Conmed, Inc. cash acquired	194,938
Common stock issued to Conmed, Inc.’s shareholders	1,608,000
Total purchase price	$10,217,971

The goodwill amount includes the original escrow deposit of $250,000 which was forfeited when the Acquisition did not close by October 31, 2006, an estimated $329,369 in third party acquisition costs, and 800,000 shares of common stock valued at $1,608,000 at the time of the closing of the Acquisition. An equity adjustment of $30,602 at the time of closing resulting from the minimum contractual equity requirement of $400,000 at the time closing. In addition, as of September 30, 2007 the Company had identified $333,373 in projected adjustments to the closing financial statements. This amount has been recorded as an asset on the balance sheet as a claim against the common stock in the escrow account that was established at the time of closing as an offset against certain future adjustments to the purchase price as determined at closing. Any adjustment to the purchase price will be made by a cancellation of common shares.

Page - 12 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

During the three months ended September 30, 2007, the Company became aware that the former shareholders of ConMed were going to file an IRS 338 (h) (10) election to treat the sale as an asset purchase for tax purposes. This election creates additional tax basis in the intangible assets; accordingly the original deferred tax liability of $1,458,000 recorded was reversed against goodwill during the three months ended September 30, 2007, in addition, as of September 30, 2007, the purchase price allocation had not yet been finalized due to certain other final information which was not yet available. When the final amounts are determined in 2007, goodwill and other balances will be adjusted accordingly.

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

NOTE 5.  Changes in Equity

The following table details the changes in the Company’s shares outstanding from December 31, 2006 to September 30, 2007 as a result of the consummation of the Acquisition and the Plan of Recapitalization:

	Preferred Stock	Common Stock
Balance at December 31, 2006	2,875,000	285,830 (1)
Conversion of 50% of Series A preferred stock accrued dividends	--	130,000 (1)
Issuance of Series B redeemable convertible preferred stock and warrants, net of costs	15,000	--
Issuance of Series C convertible preferred stock, net of costs	8,000	--
Conversion of Series A convertible preferred stock	(2,875,000)	4,584,196
Conversion of Series B convertible preferred stock	(15,000)	6,000,000
Conversion of Series C convertible preferred stock	(8,000)	800,000
Issuance of common shares following the exercise of warrants	--	143,115
Balance at September 30, 2007	--	11,943,141
(1) As adjusted for the 1 for 20 reverse stock split

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

Page - 13 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

During the 248-day period ended September 30, 2007, 25,000 warrants were exercised using the cashless exercise function and as a result 23,115 shares of common stock were issued. As of September 30, 2007, 225,000 warrants remain outstanding.

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

During the 248-day period ended September 30, 2007, 120,000 warrants were exercised generating net proceeds of $36,000. As of September 30, 2007, 1,380,000 warrants remain outstanding.

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

As of September 30, 2007, no warrants have been exercised and 500,000 warrants remain outstanding.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement, the Company issued to the Maxim Group LLC, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

As of September 30, 2007, no warrants have been exercised and 300,000 warrants remain outstanding.

Summary
As of September 30, 2007, the Company has outstanding warrants to purchase an aggregate of 2,405,000 shares of common stock at an average exercise price of $1.06 and has reserved shares of its common stock for issuance in connection with the potential exercise thereof. During the 248-day period ended September 30, 2007, 145,000 warrants were exercised resulting in the issuance of 143,115 common shares of stock and generating net proceeds of $36,000.

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

Page - 14 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

The table below reflects option activity for the period indicated:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	--	--	--	--
Granted	1,737,000	$2.15
Forfeited	(138,333)	2.01
Exercised	--	--
Outstanding, September 30, 2007	1,598,667	$2.16	9.4	$1,982,062

Exercisable at September 30, 2007	100,000	$2.01	9.4	$139,000

Remaining shares available for grant	1,333

During the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007, and the nine-month period ended September 30, 2006, the Company recorded stock-based compensation expense net of reversals for forfeited options totaling $423,370, zero and zero, respectively.

As of September 30, 2007, stock-based compensation expense not yet recognized in income totaled $1,602,119, which is expected to be recognized over a weighted-average remaining period of 3.0 years.

During the three months ended September 30, 2007, the Board of Directors authorized a stock option grant to purchase 40,000 shares of common stock at $3.10 per share. This grant was in excess of the total shares available under the 2007 Plan. An increase in the number of shares available to grant has not been approved by the shareholders. The Company has determined under SFAS 123R that the grant date has not yet occurred for these options. Therefore, no compensation expense has been recognized and these options are not reflected in any of the above tables as outstanding.

For purposes of estimating the fair value of each option on the date of grant, the Company utilizes the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS 123.

The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the 248-day period ended September 30, 2007:

Expected life (years)	6.0
Expected volatility	57.15%
Risk-free interest rate	5.0%
Expected dividend yield	0.0%
Weighted average fair value of options granted during the period	$1.39

Page - 15 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

NOTE 7.  Property and Equipment

A summary of property and equipment is as follows:

	SUCCESSOR September 30, 2007	PREDECESSOR December 31, 2006
Furniture	$15,648	$13,900
Equipment	30,693	21,475
Computers	118,937	42,152
Vehicles	36,087	36,087
Total	201,365	113,614
Accumulated depreciation and amortization	(96,497)	(67,753)
Property and equipment, net	$104,868	$45,861

NOTE 8.  Notes Payable

The Company has a note payable for $15,088 and $20,562 at September 30, 2007 and December, 31, 2006, respectively. The note requires monthly payments of $695 including interest at 5.9%. The note is collateralized by a vehicle.

In addition, the Company has a short-term loan used to purchase an insurance policy. This loan is payable for $95,450 at September 30, 2007, and requires monthly payments of $32,823, including interest at 7.5%.

NOTE 9.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	Numerator	Denominator	Per-Share Amount Net (loss)
Three months ended September 30, 2007
Net (loss)	$(606,392)	11,937,489	$(0.05)

248 days ended September 30, 2007
Net (loss)	$(1,360,986)	9,705,520	$(0.14)

Earnings (loss) per share and weighted shares outstanding were not calculated for the 25-day period ended January 25, 2007 and the three and nine-month periods ended September 30, 2006 since these periods reflect activity of the PREDECESSOR and are not applicable to this presentation.

Common stock warrants and options outstanding totaling 4,003,667 shares are not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share.

NOTE 10.  401(k) Plan

The Company has a 401(k) plan for the benefit of substantially all the employees. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. The Company offers a safe harbor matching contribution of each participant’s contribution up to 4% of eligible compensation. The Company also can provide a profit sharing contribution at its discretion. Expenses related to this plan totaled approximately $72,000, $6,000 and $58,000 for the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007 and the nine-month period ended September 30, 2006, respectively plus approximately $24,000 and $20,000 for the three month period ended September 30, 2007 and 2006, respectively.

Page - 16 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

NOTE 11  Operating Leases

The Company has a lease for office space expiring November 29, 2009. The office lease includes annual escalation clauses and an allocation of operating expenses related to the leased property. Office rent expense totaled approximately $29,000, $2,000 and $29,000, for the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007 and the nine-month period ended September 30, 2006, respectively, plus approximately $10,000 for the three month period ended September 30, 2007 and 2006, respectively.

The Company has a vehicle lease that requires monthly payments of $614 and expires in April 2008. The Company also entered into a second vehicle lease in March 2007 that expires February 2010. Lease expense was approximately $9,000, $1,000 and $3,000 for the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007 and the nine-month period ended September 30, 2006, respectively plus approximately $4,000 and $2,000 for the three month periods ended September 30, 2007 and 2006, respectively.

The approximate future minimum lease obligations as of September 30, 2007 are as follows:

Twelve months ending September 30,
2008	$43,000
2009	40,000
2010	9,000
Total	$92,000

NOTE 12  Major Customers and Commitments

During the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007 and the nine months ended September 30, 2006, the Company had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR For the Period January 26, 2007 to September 30, 2007		PREDECESSOR For the Period January 1, 2007 to January 25, 2007		PREDECESSOR For the Nine Months Ended September 30, 2006
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$3,963,000	$18,000	$374,000	$26,000	$254,000	$254,000
Company B	2,412,000	596,000	240,000	--	2,584,000	293,000
Company C	1,378,000	167,000	135,000	173,000	1,381,000	163,000
Company D	1,238,000	217,000	103,000	127,000	127,000	127,000
Company E	1,073,000	--	101,000	--	1,097,000	--

Page - 17 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

During the three months ended September 30, 2007 and 2006 the Company had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR For the Three Months Ended September 30, 2007		PREDECESSOR For the Three Months Ended September 30, 2006
	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$1,415,000	$18,000	$254,000	$254,000
Company B	880,000	596,000	866,000	293,000
Company C	511,000	167,000	495,000	163,000
Company D	550,000	217,000	127,000	127,000
Company E	395,000	--	$376,000	--

In connection with its normal contract activities, the Company is required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain of the Company’s assets in the event the surety is required to honor the bonds. The lengths of the Company’s bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At September 30, 2007, the Company had $12,660,663 in outstanding bonds.

NOTE 13  Income Tax Matters

Approximate deferred taxes consist of the following components:

As of September 30, 2007
Deferred tax asset
Net operating loss carryforwards	$6,686,000
Intangible assets	515,000
7,201,000
Less: valuation allowance	(7,083,000)
Net deferred tax asset	118,000

Deferred tax liability
Goodwill	118,000

Deferred taxes	$--

The Company recorded a valuation allowance of $7,083,000 and $6,957,000, against deferred tax assets at September 30, 2007 and December 31, 2006, respectively, to reduce the total to an amount that management believes will ultimately be realized. Management applied a full valuation allowance against the deferred tax asset because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Page - 18 -

Conmed Healthcare Management, Inc.
Notes to Financial Statements

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pretax loss, due to the following:

For 248-Day Period Ended September 30, 2007
Computed federal income benefit	$(463,000)
Other, primarily computed state income tax benefit	(57,000)
Permanent difference related to stock options	3,000
Change in valuation allowance	517,000
Income tax expense	$--

At September 30, 2007, the Company has approximately $17,144,000 of net operating loss carryforwards subject to Internal Revenue Service (“IRS”) change of control limitations to offset future federal taxable income.

Sec. 338 election

No amounts have been presented for 2006 as the Predecessor was an S-corporation and as such not subject to corporate level income taxes.

NOTE 14.  RELATED PARTY TRANSACTIONS

During 2007 and 2006, the Company accrued $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, Chairman of the Company, for administrative services that include; accounting, investor relations, SEC reporting and other consulting services. In addition to these administrative expenses, the Company also reimbursed Equity Dynamics, Inc. for expenses related to the negotiation and consummation of the Acquisition and Plan of Recapitalization.

On October 24, 2005, the Company issued 37,500 warrants to purchase common stock. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of the Company’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization and as adjusted to reflect the 1 for 20 reverse stock split effective as of March 13, 2007) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

Page - 19 -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information included in this section contains forward-looking statements regarding the business, operations and financial condition of both the Company and Conmed, Inc. within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “plan,” “potential” or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The Company cautions you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures the Company makes in future public statements and press releases.

General

Prior to January 26, 2007, the Company was classified as a public shell and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc. (“Pace”).

On January 26, 2007 the Company acquired Conmed, Inc. (“Conmed Inc.”) a provider of correctional healthcare services since 1984. Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by June 2007 it had secured contracts in Kansas, Oregon Virginia and Washington. Currently, Conmed, Inc. is in contract with and services 21 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

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

Our interim results of operations for the 248-day period ended September 30, 2007 are not necessarily indicative of the results or operations to be expected for a full year.

A summary of the Company's significant accounting policies is as follows:

Page - 20 -

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

Acquisition
The Acquisition was recorded based on Financial Accounting Standards Board (“FASB”) Statement No. 141, (“FAS 141”) Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at “fair value” (see definition in Standard of Value section below). FAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. FAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

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

Non-Compete Agreements
Non-compete agreements were acquired as part of the stock purchase agreement with Conmed, Inc. Key considerations in estimating the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Given the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years.

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

Most of the Company’s contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population (“ADP”) of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. The Company has one contract that partially operates on cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Page - 21 -

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate’s care or a maximum amount in the aggregate for certain categories of medical expenses, whereby the Company is protected from catastrophic medical losses. In circumstances where a stop/loss is reached, the Company is reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by the Company is recorded as revenue. During the 248-day period ended September 30, 2007, the 25-day period ended January 25, 2007 and the nine month period ended September 30, 2006 the Company received stop/loss reimbursements of approximately $276,000, $15,000 and $69,000, respectively, which were included in revenue and during the three months ended September 30, 2007 and 2006 the Company received stop/loss reimbursements of approximately $113,000, and $69,000, respectively.

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

Income taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently adopted accounting standards

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the nine months ended September 30, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities.

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

Page - 22 -

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

Results of Operations

Three-Months Ended September 30, 2007 compared to September 30, 2006
The following discussion of financial results below is derived from proforma unaudited financial statements for the three months ended September 30, 2006 prepared on the bases that the Acquisition was completed on December 31, 2005. The proforma adjustments were based on available information and on assumptions that we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management’s estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the transactions set forth above had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments include consolidation of the Company and Conmed, Inc. for the full three-month period plus adjustments to reflect the amortization of intangible assets and a proforma estimated income tax expense. The adjustment to reflect the amortization of intangible assets increased depreciation and amortization on the proforma unaudited financial statements by $509,000 while the adjustment for estimated income tax expense increased income tax expense by $166,000. The adjustment for income tax expense resulted in an expense due to the Company filing a Sec.338 election which increases the basis in the assets acquired in the Acquisition as more fully described in Note 13 to the consolidated financial statements.

Page - 23 -

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$6,964,838	100.0%	$4,026,471	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	3,645,035	52.3%	1,907,662	47.4%
Medical expenses	1,850,211	26.6%	1,019,595	25.3%
Other operating expenses	239,545	3.4%	162,957	4.0%
Total healthcare expenses	5,734,791	82.3%	3,090,214	76.7%

Gross profit	1,230,047	17.7%	936,257	23.3%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,105,514	15.9%	602,981	15.0%
Depreciation and amortization	521,394	7.5%	515,745	12.8%
Total operating expenses	1,626,908	23.4%	1,118,726	27.8%

Operating loss	(396,861)	(5.7)%	(182,469)	(4.5)%

Net interest income and (expense)	81,469	1.2%	1,846	0.0%

Loss before income taxes	(315,392)	(4.5)%	(180,623)	(4.5)%

Income tax expense	291,000	4.2%	166,000	4.1%

Net (loss)	$(606,392)	(8.7)%	$(347,623)	(8.6)%

Net revenue, as defined earlier, from medical services provided primarily to correctional institutions for the three months ended September 30, 2007 and 2006, was $6,964,838 and $4,026,471, respectively, which represents an increase of $2,938,367 or 73.0%. The net loss was $606,392 or 8.7% of revenue and $347,623 or 8.6% of revenue for the three months ended September 30, 2007 and 2006, respectively. Improvement resulting from the increase in service contract revenue and gross profit margin was offset by increased operating expenses.

Revenues
The improvement in revenue for the three months ended September 30, 2007 compared to the same period for the prior year resulted from the addition of new contracts with Yakima County, Washington, and Baltimore County, Maryland, in September of 2006, which together accounted for $1,571,500 or 53.5% of the increase in revenue for the period. Additionally, new contracts with Jackson County, Oregon and Henrico County, Virginia, which were initiated in May 2007, added $950,807 or 32.4% of the increase. A new contract with Kitsap, Washington, which was initiated in September 2007, added $73,289 or 2.5% of the increase. Revenue improvement totaling approximately $221,111 or 7.5% of the increase resulted primarily from expansion of the services provided to a number of our existing contracts initiated in prior years. Price increases related to existing service requirements totaled approximately $121,659 or 4.1% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits were $3,645,035 or 52.3% of revenue for the three month period ended September 30, 2007, compared to $1,907,662 or 47.4% of revenue for the three months ended September 30, 2006. The increase in spending for salaries and employee benefits of $1,737,373 or 91.1% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts. The primary factors causing the increase as a percentage of revenue was the addition of new service contracts with Yakima County, WA, which provided staffing and pharmacy services, plus Henrico County, VA, and Kitsap County, WA, which provided only staffing services. As a result, these three contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Page - 24 -

Medical expenses
Medical expenses for the three months ended September 30, 2007 and 2006 were $1,850,211 or 26.6% of revenue and $1,019,595 or 25.3% of revenue, respectively, which represented an increase of $830,616 or 81.5%. The increase in spending for medical expenses reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. In absolute dollars, the increased spending is primarily due to the higher revenue and the increased number of inmates covered by our services under the new service contracts. The reduction in spending as a percentage of revenue results primarily from higher expenditures for hospitalization and related out-of-facility costs at two correctional institutions.

Other operating expenses
Other operating expenses were $239,545 or 3.4% of revenue for the three months ended September 30, 2007, compared to $162,957 or 4.0% of revenue for the three-month period ended September 30, 2006. The increase of $76,588 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising, professional liability insurance performance and payment bonds.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were $1,105,514 or 15.9% of revenue and $602,981 or 15.0% of revenue, respectively. The increased expenditures reflect higher salaries and benefits in marketing and administrative personnel, plus increased spending on travel and entertainment and information systems, as well as other professional fees. In addition, stock based compensation for the three month period ended September 30, 2007 and 2006 was $123,921 and zero, respectively, reflecting stock options awards issued in 2007

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the Acquisition reflected in both periods. Amortization of service contracts acquired was $441,000 and amortization of non-compete agreements was $68,000 and is reflected as an expense for both periods on a proforma basis. Depreciation expense increased $5,649 due to additional capital equipment.

Interest income
Interest income was $84,685 for the third quarter ended September 30, 2007 compared to $2,120 for the same period in 2006, reflecting an increase in cash on hand as a result of the Private Placement in January 2007.

Interest expense
Interest expense increased $2,942 due to a short-term installment loan for the purchase of an insurance policy in the quarter ended September 30, 2007.

Income tax expense
The income tax expense for the three-month period ended September 30, 2007 was $291,000. The proforma tax expense for the three-month period ended September 30, 2006 was $167,000 on a proforma basis. In 2006, Conmed, Inc. was an S-corporation and as such not subject to corporate level income taxes.

Nine Months Ended September 30, 2007 compared to September 30, 2006
The following discussion of financial results below is derived from proforma unaudited financial statements prepared on the bases that the Acquisition was completed on December 31, 2006 and 2005, respectively. The proforma adjustments were based on available information and on assumptions that we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management’s estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the transactions set forth above had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments for the nine months ended September 30, 2007 reflect the results of the 248-day period ended September 30, 2007, the consolidated 25-day period ended January 25, 2007 the Company and Conmed Inc. Proforma adjustments for the nine month period ended September 30, 2006 include consolidation of the Company and Conmed Inc. for the full nine month period plus adjustments to reflect the amortization of intangible assets which increased depreciation and amortization by $1,742,000.

Page - 25 -

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	PROFORMA Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$18,484,997	100.0%	$11,112,452	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	9,483,499	51.3%	5,376,098	48.4%
Medical expenses	4,929,637	26.6%	3,197,157	28.8%
Other operating expenses	696,781	3.8%	444,574	4.0%
Total healthcare expenses	15,109,917	81.7%	9,017,829	81.2%

Gross profit	3,375,080	18.3%	2,094,623	18.8%

OPERATING EXPENSES:
Selling, general & administrative expenses	3,258,714	17.6%	1,708,717	15.4%
Depreciation and amortization	1,770,744	9.6%	1,775,322	16.0%
Total operating expenses	5,029,458	27.2%	3,484,039	31.4%

Operating loss	(1,654,378)	(8.9)%	(1,389,416)	(12.5)%

Net interest income and (expense)	225,183	1.2%	(2,122)	0.0%

Loss before income taxes	(1,429,195)	(7.7)%	(1,391,538)	(12.5)%

Income tax expense	--	--	--	--

Loss before income taxes	$(1,429,195)	(7.7)%	$(1,391,538)	(12.5)%

Net revenue, as defined earlier, from medical services provided to correctional institutions for the nine months ended September 30, 2007 and 2006, was $18,484,997 and $11,112,452, respectively, which represents an increase of $7,372,545 or 66.3%. The net loss was $1,429,195 or 7.7% of revenue and $1,391,538 or 12.5% of revenue for the nine months ended September 30, 2007 and 2006, respectively. Improvement resulting from the increase in service contract revenue was partially offset by increased operating expenses and lower gross profit margin.

Revenues
The improvement in revenue for the nine months ended September 30, 2007 compared to the same period for the prior year resulted from the addition of a new contract with Yakima County, Washington and a new transition contract with Baltimore County, Maryland, in September of 2006, which together accounted for $5,159,322 or 70.0% of the increase in revenue for the period. Additionally, new contracts with Jackson County, Oregon, and Henrico County, Virginia, which were initiated in May 2007, added $1,298,284 or 17.6% of the increase. A new contract with Kitsap, Washington, which was initiated in September 2007, added $73,289 or 1.0% of the increase. Revenue improvement totaling approximately $541,503 or 7.3% of the increase resulted primarily from expansion of the services provided to a number of our existing contracts initiated in prior years. Price increases related to existing service requirements totaled approximately $300,147 or 4.1% of the increase.

Page - 26 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits were $9,483,499 or 51.3% of revenue for the nine month period ended September 30, 2007, compared to $5,376,098 or 48.4% of revenue for the nine months ended September 30, 2006. The increase in spending for salaries and employee benefits of $4,107,401 or 76.4% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts. The increase as a percentage of revenue reflects the addition of new service contracts with Yakima County, WA, Henrico County, VA, and Kitsap County, WA. As a result, these three contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expenses
Medical expenses for the nine months ended September 30, 2007 and 2006 were $4,929,637 or 26.6% of revenue and $3,197,157 or 28.8% of revenue, respectively, which represented an increase of $1,732,480 or 54.2%. The increase in spending for medical expenses reflects increases for in-facility and out-facility medical services plus increased expenditures for pharmacy and radiology services as well as medical supplies. In absolute dollars, the increased spending is primarily due to the higher revenue and the increased number of inmates covered under the new medical service contracts. The reduction in spending as a percentage of revenue results primarily from lower hospital expenditures, which was partially offset by increased expenditures for the delivery of in-facility medical services. In the first half of 2006, the Company absorbed unusually high medical expenses at one facility due to a number of costly procedures performed on several inmates that were not repeated in 2007.

Other operating expenses
Other operating expenses were $696,781 or 3.8% of revenue for the nine months ended September 30, 2007, compared to $444,574 or 4.0% of revenue for the nine month period September 30, 2006. The increase in spending is primarily related to the increase in the number of inmates served as a result of the new medical service contracts and reflects increased spending for employment advertising, professional liability insurance, performance and payment bonds and supplies.

Operating expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 were $3,258,714 or 17.6% of revenue and $1,708,717 or 15.4% of revenue, respectively. The increased expenditures reflect higher salaries and benefits for marketing and administrative personnel following the Acquisition, plus increased travel and entertainment, employee search fees as well as information systems and other professional fees following the Acquisition. In addition, stock based compensation for the nine month period ended September 30, 2007 and 2006 was $423,370 and zero, respectively, reflecting stock options awards issued in 2007.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangibles assets related to the Acquisition. Amortization of service contracts acquired was $1,539,000 and amortization of non-compete agreements was $200,000 and is reflected as an expense for both periods on a proforma basis. Depreciation expense declined $4,579 due to fewer company owned vehicles.

Interest income
Interest income was $228,914 for the nine months ended September 30, 2007 compared to $4,599 for the same period in 2006 reflecting an increase in cash on hand as a result of the Private Placement in January 2007.

Interest expense
Interest expense declined $2,990 due to a reduction in outstanding automobile loans and the absence of borrowing on the line of credit in nine month period ended September 30, 2007.

Page - 27 -

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities. Current working capital balances and funds used to acquire Conmed, Inc. were provided by the Private Placement.

Cash flow for the 248-day period from January 26, 2007 to September 30, 2007.
Cash as of September 30, 2007 and January 25, 2007 was $6,520,616 and $662,305, respectively.

Cash flows from operations totaled $408,941 reflecting $1,931,416 in adjustments to reconcile net loss to net cash provided by working activities partially offset by $161,489 in changes in working capital components and by the net loss of $1,360,986.

Investing activities used $7,762,848. The Acquisition used $7,675,097 and purchases of computer and office equipment used $87,751.

Financing activities provided cash of $13,212,218. Net cash proceeds from the Private Placement were $13,085,649 and a short-term loan to finance the purchase of and insurance policy added $289,368 partially offset by payments on an automobile loan and a short term loan of $198,799. Proceeds from the exercise of 120,000 warrants totaled $36,000.

Liquidity
Conmed, Inc. maintained a $1,000,000 line of credit which expired in December 2006. Interest was paid monthly at the prime rate as listed in the Wall Street Journal plus 5% per annum.

Loans
As of September 30, 2007, we had a note outstanding for a vehicle in the amount of $15,088 and a short-term loan used to purchase an insurance policy in the amount of $95,450.

Off Balance Sheet Arrangements
  The Company is required to provide performance and payment guarantee bonds to county governments under certain contracts. As of September 30, 2007, the Company has three performance bonds totaling $9,965,535 and two payment bonds for $2,695,128, totaling $12,660,663. The surety issuing the bonds has recourse against the Company’s assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of September 30, 2007:

	Total	Due as of 9/30/08	Due as of 9/30/09 and 9/30/10	Due as of 9/30/11 and 9/30/12	Due Thereafter
Automobile Loan	$15,088	$7,659	$7,429	$--	$--
Short-term loan	95,450	95,450	--	--	--
Automobile Leases	22,139	11,684	10,455	--	--
Office Space Leased	69,667	31,631	38,036	--	--
Total Contractual Cash Obligations	$202,344	$146,424	$55,920	$--	$--

Effects of Inflation
The Company believes that inflation and changing prices over the past three years have not had a significant impact on its revenue or results of operations.

Page - 28 -

Potential Future Service Contract Revenue
As of September 30, 2007 the Company had entered into 24 agreements with county governments to provided medical and healthcare services to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s option. The terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $131 million as of September 30, 2007, with a weighted average term of 5.9 years, of which approximately $113 million relates to the option renewal periods.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s chief executive and chief financial officers have each reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page - 29 -

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2007, 10,000 previously issued warrants were exercised for an exercise price of $0.30 per share, and, as a result, the Company issued 10,000 shares of registered common stock. No commissions were paid in connection with the exercise of any of the above warrants. The proceeds of such sale were added to the Company’s general working capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007
10.2	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007
10.3	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007
10.4	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007
10.5	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 30 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

November 14, 2007
By /s/ Richard W. Turner
Richard W. Turner
President and Chief Executive Officer

November 14, 2007
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary

Page - 31 -