Form 10KSB
period 2007-12-31
Conmed Healthcare Management, Inc.
filed 2008-03-31
CIK 943324

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007
Or
☐	Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _____.

Commission File Number: 0-27554
Conmed Healthcare Management, Inc.
(Name of small business issuer as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

7250 Parkway Dr., Suite 400
Hanover, MD	21076
(Address and zip code of principal executive offices)	(Zip code)

410-567-5520
(Issuer's telephone number)

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
YES ☐ NO ☒

Issuer's net revenues for its most recent fiscal year: $24,568,475

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on March 28, 2008 was approximately $4,406,090. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	March 28, 2008
Common Stock, $.0001 par value	11,943,141

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CONMED HEALTHCARE MANAGMENT, INC.
2007 FORM 10-K ANNUAL REPORT

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

General

Conmed Healthcare Management, Inc. ("CONMED", the "Company", "we" or "us") provides healthcare services to county detention centers across the United States. As a result of the Supreme Court decision in 1976, all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, all counties are required to provide healthcare services for their inmates. CONMED specializes in providing such services.

Corporate History

Prior to January 26, 2007, the Company formerly known as Pace Health Management Systems, Inc. ("Pace") traded under the symbol "PCES", was classified as a shell company, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007, we acquired Conmed, Inc. ("Conmed, Inc."), a privately-owned provider of correctional healthcare services (the "Acquisition"). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland. For the fiscal year ended December 31, 2007, Conmed, Inc. had net revenues primarily from medical services provided to correctional institutions of $26,073,040.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of December 31, 2007, we were in contract with, and currently providing medical services in twenty-two counties in five states including: Kansas, Maryland, Oregon, Virginia and Washington.

On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc.

Services Provided

County Correctional Healthcare Services

We provide the following array of healthcare services for inmates in county facilities under contract with the counties served. The contracts are primarily multiple year, fixed-cost contracts with annual escalations, caps on out-of-facility healthcare and catastrophic expenses that limit maximum financial exposure, and contain adjustments on a per diem basis for changes in population served.

Correctional healthcare services include a broad array of services that support the care of inmates detained in county detention centers. Correctional healthcare services include, but are not limited, to the following categories:
• General healthcare services	• Dialysis services
• Acute care services	• Durable medical equipment
• Surgical services	• Hospital services
• Laboratory services	• Mental health services
• IV therapy	• Pharmacy
• EKG's	• Physical and occupational therapy
• Diagnostic imaging/radiology	• Dental services

We either directly provide these services within the detention facilities or subcontract for the provision of these services within or outside the facility. We make every effort to safely provide the medical services within the facilities due to security and cost considerations.

Contracting

We have a model for predicting healthcare costs based on 23 years of accumulated experience, external data on healthcare costs, trending, and knowledge of current and future drivers of cost. This predictive model is the basis for the cost proposals we provide in competitive bids. The model addresses and aggregates costs related to staffing, on-site costs, out-of-facility costs, pharmacy, supplies, administrative costs, taxes, and contract fees. We have found that having predictive reliability of costs assures a higher probability of sustained profits.

Staffing

We provide staffing of healthcare professionals at each of our contracted facilities. The staffing patterns are obtained from the Request for Proposals (RFP) distributed by the counties soliciting bids on services provided and cost. The level of staffing varies depending on the size of the facility, i.e., larger facilities typically require a larger staff. The ratio of staff members to inmates varies depending on the physical structure of the facilities and the specific desire of the administration of the individual facilities and service provided. Generally, we contract with existing staff at the facility to the greatest extent possible when entering into a new contract. The on-site staffing for any facility may include RNs, LPNs, medics, medication aides, nursing assistants, physicians, psychiatrists, psychologists, social workers, physician assistants, nurse practitioners, medical records' clerks, administrative and support staff.

Pharmacy

We provide medications for inmates within our contracted detention facilities. Medications are currently provided from two national pharmacy contractors, Diamond Pharmacy and Correct RX, which specialize in the provision of pharmaceutical services to detention centers. We have accumulated information regarding pharmacy expenses in our contracted facilities, which is useful in the cost proposal portions of our bids.

In-Facility Services

We provide comprehensive healthcare services from the time an inmate enters the facility until the time of such inmate's release from the facility. In some cases, we are responsible for providing healthcare services to an individual at the time of his or her arrest. The vast majority of such services are provided on site by our clinical staff. Our healthcare services begin at intake with a screening examination and triage. Such services are continued through the provision of daily sick calls. Most states have implemented a statutory or audit requirement for a physical examination and dental examination of each inmate, to be conducted within 14 days of admission to the facility. The initial and subsequent examinations include psychiatric screening evaluations to detect suicide potential and major psychiatric illness requiring special treatment.

The costs for services provided within the facility are generally regionally-based and easily predicted. The highest costs relate to on-site x-rays, the majority of which are chest x-rays completed to discount active tuberculosis and x-rays for minor trauma.

Out-of-Facility Services

Inmates requiring services outside the facility fall into two broad categories: (i) emergencies and (ii) circumstances that require services beyond the capability of the facility. Out-of-facility services are broken down into several categories, including third party administrators ("TPA") and hospital services. Most of our out-of-facility services are provided through the use of a local or regional contracted network using a TPA. In addition, utilization management and utilization review services are employed.

1. Case management and utilization reviews - To assure the most cost effective and medically appropriate length stays, we often utilize the services of a contracted professional utilization management and utilization review ("UM/UR") organization. When an inmate is hospitalized, the UM/UR maintains daily contact with the provider and the Medical Director for the site to assure appropriate care.

2. TPA - We contract with TPAs serving most of the facilities in which we provide healthcare services. The TPAs provide a network of physicians, hospitals and ancillary services that are paid based on contracted fee schedules. These fee schedules typically include discounts that average approximately 17% over the submitted charges. The TPA is compensated based on a percent of our savings for the repriced claims.

Dental Services

Dental services are provided on-site for most of our contracted facilities. Such facilities maintain dental suites with equipment for conducting dental x-rays depending on the RFP requirements.

Additional Services

Value-added services that we provide to our clients include the following:

•
Healthcare services consultations - On request from the facility administration, we will provide consultations on healthcare issues such as Tuberculosis, Avian Flu, AIDS, Hepatitis, Methadone, Reentry programs and many other topics pertinent to correctional healthcare patients. These consultations typically relate to policy issues affecting multiple facilities. In many cases, we have provided expert testimony to state legislative bodies and agencies.

•
Audit compliance programs - We provide an audit compliance program as part of our core responsibility to all sites. We have experts in all state and national audit processes on staff. These individuals provide guidance to the sites to assure 100% audit compliance.

•
OSHA compliance programs - Regulation 1910.1030 of the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), provides guidelines and universal precautions that shall be observed to prevent contact with blood or other potentially infectious materials. Such regulations are applicable to all occupational exposure to blood or other potentially infectious materials. We comply with OSHA and provide to our staff members, among other things, appropriate personal protective equipment such as gloves, gowns, laboratory coats, face shields or masks and eye protection, as well as mouthpieces, resuscitation bags, pocket masks, or other ventilation devices. The purpose of such protective equipment is to prevent blood or other potentially infectious materials to pass through to or reach our employee's clothes, undergarments, skin, eyes, mouth, etc. Other procedures we implement in accordance with OSHA include, but are not limited to, ensuring a clean and sanitary worksite, procedures for discarding contaminated waste, and cleaning and laundering our staff's clothing and equipment.

•
Risk management - We promote risk management through a process of daily monitoring of significant healthcare events, weekly and monthly review of trends and subsequent measured actions. Through attention to detail in the provision and documentation of healthcare, adherence to standards of care and monitoring of events, we are able to substantially reduce the risk of poor outcomes and/or litigation.

•
Sick call services for staff - We provide limited sick call services to detention center staff for acute problems. This often allows the staff to continue at work rather than taking a sick day for a doctor's visit. This value-added service is appreciated by the facility staff and administration.

•
Emergency services for staff and visitors - We believe it is imperative that our medical staff be well trained and equipped to handle emergencies. Thus, we ensure that our medical staff is familiar with the correctional facility and is equipped to deliver prompt emergency care anywhere in the facility. Specific equipment is maintained and restocked when necessary, within each facility in the event of an emergency, including an emergency kit capable of maintaining basic life support.

Sales and Marketing

Our sales and marketing efforts for correctional healthcare services are based on the following:

1.
Market analysis - In 2004, we engaged in a national market analysis and survey searching for markets with attractive opportunities. We have designated Florida, Georgia, Kansas, Iowa, New Jersey, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington as early targets. The following are our prime targets:

a.	Facilities of 500 inmates or more that are currently not served by a correctional healthcare contractor;

b.	Facilities of 500 inmates or more that are served by a local hospital or healthcare provider;

c.	Facilities of 500 inmates or more where a competitor's services are not meeting the facility's expectations; and

d.	Facilities of 500 inmates or more that are served by a competitor that is leaving the county detention center market to focus on prisons.

2.
Word of Mouth – We have a contact network through our existing contracts and through strategic relationships with national pharmacy contractors. This network has provided early indications of counties considering outsourcing healthcare services, changing their current contractors or seeking proposals for other reasons.

3.	Online procurement services – We have a contract with an on-line government contracting research service to establish early determinations of county intentions to seek proposals.

4.
Trade meetings – Our staff attends annual regional and national trade meetings. These meetings serve as an opportunity to meet and greet new potential clients. Our trade show booth attracts attention with a variety of marketing tools and techniques. We often sponsor special events and awards at these meetings.

5.	Cold calls – We use, to a limited extent, cold calls, typically only in cases where some collateral indication of a probability of interest exists.

6.	Advertising in trade journals.

7.	Public speaking engagements for special topics on request.

8.	Website promotion of our capabilities and experience.

We currently utilize our CEO, Chief Medical Officer and Vice President of Strategic Development, as well as a network of regional consultants to implement our marketing strategy.

Competition

We are aware of four major sources of competition:

1. National contracting companies that serve both the county and state prison systems. While we are aware of several national companies that provide healthcare services to county detention centers, it appears this is not their main focus. These companies, including Prison Health Services, Inc., Correctional Medical Services, Inc., Correct Care Solutions Inc., Wexford Health Sources, Inc., Naphcare, Inc. and Armor Correctional Health Services are primarily in the business of providing services to state prisons.

2. Local or regional companies focused on county detention centers. There are a few companies that provide healthcare services to county detention centers within confined regions, such as California Forensic Medical Group Inc. in California, and Primecare Medical, Inc. in Pennsylvania. These companies are privately held and can be characterized as small to medium size businesses when compared to the major national prison healthcare companies. There are several small local groups in markets which we are developing at this time.

3. Local hospitals. We have seen several incidences of local hospital systems providing healthcare services to the county detention centers. Such incidences arose out of the absence of other interested providers. The hospital costs for these counties are often extremely high and counties seeking cost savings may seek the services of a professional medical service contractor other than the local hospital.

4. Local physicians. In some cases, our competitor is a local solo physician or group of physicians. Such contractors typically provide only the on-site sick call services and may have limited expertise in the provision of full service correctional healthcare. Such physicians are often unable to obtain cost effective and appropriate liability insurance that will cover both their primary work, as well as their correctional healthcare services.

Intellectual Property

CONMED does not currently own and has not registered any trademarks, patents, or any other intellectual property.

Government Regulation

The industries in which we operate are subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company's industries, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and state and national standards. Our contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. In addition, the doctors, nurses, pharmacists and other healthcare professionals who provide services on our behalf are, in most cases, required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. Our services are also subject to operational and financial audits by the governmental agencies with which we have contracts and by the courts of competent jurisdiction. Additionally, services provided to health benefit plans in certain cases, are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We may not always successfully comply with these regulations and failure to comply can result in material penalties, non-renewal or termination of contracts with correctional facilities or prohibition from proposing for new business in certain jurisdictions.

Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. We do not electronically file at present, but may do so in the future, subjecting us to all of the regulations of HIPAA. HIPAA also includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally.

Corporate Practice of Medicine/Fee Splitting. Many of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague, and seldom have been interpreted by the courts or regulatory agencies. We review, on an ongoing basis, the applicable laws in each state in which we operate and review our arrangements with our healthcare providers to ensure that these arrangements comply with all applicable laws. We have no assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Regulation of Bid Process and Contracting. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal RFP is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency may, among various options, continue to provide healthcare services to its inmates with its own personnel or the existing provider.

Certain RFPs and contracts require the bidder to post a bid bond or performance bond. Performance bonding requirements may cover one year or up to the length of the contract. Since September 11, 2001, the surety market has sharply contracted and the cost of surety bonds has substantially increased. In order to avoid the additional costs that performance bonds add to the contracts, increasingly clients are reducing or eliminating the need for performance bonds.

U.S. Department of Labor, Occupational Safety and Health Administration (OSHA). In addition to state and national standards of compliance with OSHA federal regulations is mandatory. OSHA Standard 29 CFR 1910 requirements include, but are not limited to, blood borne and airborne pathogens (tuberculosis), needle stick prevention, fire safety, hazard communications, respiratory protection, program, and hazardous waste. The federal OSHA standards have been adopted by state regulatory agencies to conduct routine environmental inspections.

National Fire Protection Association (NFPA). Environmental fire safety is promulgated by the NFPA 101: Life Safety Code derived from the American Standards Institute (ANSI). Enforcement of NFPA regulation is accomplished by annual inspections conducted by the state.

Our contracts with governmental agencies often require us to comply with numerous additional requirements regarding recordkeeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. If a violation of the terms of an applicable contractual or statutory provision occurs, a contractor may be disbarred or suspended from obtaining future contracts for specified periods of time in the applicable location. We have never been disbarred or suspended from seeking procurements in any jurisdiction.

Major Contracts

Substantially all of our operating revenue is derived from contracts with county governmental entities. Our top five clients, Baltimore County Detention Center, Sedgwick County Detention Center, Harford County Detention Center, Yakima County Detention Center and Charles County Detention Center generated approximately fifty-seven percent (57%) of our total revenues for the twelve months ended December 31, 2007. Summaries of our largest contracts follow below.

Baltimore County Detention Center Contract. We entered into a Services Agreement with the Board of County Commissioners of Baltimore County, Maryland ("BCDC"), on March 29, 2007, for a period of approximately two (2) years and six (6) months, and BCDC, at its option, may extend the agreement annually for two (2) additional three-year terms upon written notice. BCDC pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the BCDC to assess penalties if certain staffing criteria are not maintained and certain liquidated damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for one hundred percent (100%) of the annual amount of the awarded contract, as well as a payment bond for approximately twenty-five percent (25%) of the annual amount of the awarded contract. BCDC may terminate the agreement upon ninety (90) days written notice without cause and may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Sedgwick County Detention Center Contract. We entered into a Services Agreement with the Board of County Commissioners of Sedgwick County, Kansas ("Sedgwick County"), on January 31, 2005, for a period of two (2) years. On June 1, 2007, the agreement was amended to extend the basic term through December 31, 2009, and Sedgwick County may, at its option, extend the agreement annually for two (2) additional one-year terms upon written notice. In addition, the amendment waives the previous requirement for a performance bond, increases the medical staffing, raises the base monthly fee, and provides for a cost of living increase in 2009. Sedgwick County pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Sedgwick County may terminate the agreement upon thirty (30) days written notice without cause. Either party may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Hartford County Detention Center Contract. We entered into a Health Services Agreement with the Sheriff of Harford County on May 31, 2007, to provide medical services to the inmates at the Harford County Detention Center ("HCDC"), for an initial term of one (1) year, with the HCDC having the exclusive option to renew such agreement for five (5) additional one (1) year terms. The HCDC pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. HCDC may terminate the agreement with or without cause without prior written notice.

Yakima County Detention Center Contract. We entered into a Health Services Agreement with the Board of County Commissioners for Yakima County, Washington on August 12, 2006, to provide medical services to the inmates at the Yakima County Department of Correction's facilities ("Yakima County"), for an initial term of one (1) year, with Yakima County having the exclusive option to renew such agreement for four (4) additional one (1) year terms. The agreement was amended on April 3, 2007 and September 4, 2007, to provide pharmacy services and medical services for the Yakima County DOC Justice Center. Yakima County pays us an annual compensation, which is paid in equal monthly installments. Either party may terminate the agreement upon one hundred twenty (120) days written notice without cause. Yakima County may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Charles County Detention Center Contract. Effective July 1, 2004, we entered into a medical services agreement with the Sheriff's Office of Charles County, Maryland to provide both on-site and off-site healthcare services to the inmates of the Charles County Detention Facility ("CCDF"). The two (2) year agreement commenced on July 1, 2004, and the agreement provides the CCDF with three (3) successive one (1) year options to extend the term of the agreement. The CCDF pays us an annual compensation, which is paid equal monthly installments. Such monthly installments are adjusted for changes in inmate population levels. Conmed may terminate the agreement upon thirty (30) days written notice in the event the CCDF fails to make timely payment due to Conmed.

Employees

As of December 31, 2007, we had approximately 360 full-time and 28 part-time employees and 79 per diem employees, and 32 position contractors. We provide all full-time employees with a comprehensive benefits package including medical insurance, education stipend, dental insurance, 401(k) and paid vacation. We believe that our relations with our employees are good. None of our employees belong to a union.

ITEM 1A.  RISK FACTORS

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this Annual Report on Form 10-KSB before deciding to buy or exercise our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed, the price and value of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business

OUR ABILITY TO CONTINUE OR EXPAND OUR BUSINESS AND SECURE NEW CONTRACTS TO PROVIDE HEALTHCARE AND MEDICAL SERVICES TO CORRECTIONAL AND DETENTION FACILITIES DEPENDS ON MANY FACTORS OUTSIDE OUR CONTROL. Our growth is generally dependent upon our ability to obtain new contracts to provide healthcare and medical services to inmates in county correctional and detention facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. The demand for our services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the decriminalization of certain activities currently proscribed by our criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them, and thus, reduce the number of inmates receiving medical services. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

WE PROVIDE CONTRACTED BUSINESS SERVICES. IN ANY CONTRACT BUSINESS, IT IS POSSIBLE A CONTRACT WILL BE TERMINATED, DEFAULTED UPON OR NOT RENEWED. Our top three county contracts, Baltimore County Detention Center, Sedgwick County Detention Center and Hartford County Detention Center, generated approximately fifty percent (50%) of our total revenues for the year ended December 31, 2007. These same clients generated approximately thirty-eight percent (38%) of our gross profit. If a contracted detention facility, particularly one of our primary detention facilities, terminates its contract, which generally may be effective upon ninety (90) day written notice, our business and financial performance may be seriously harmed.

MOST OF OUR CONTRACTS ARE FOR SHORT-TERMS, AND MAY NOT BE EXTENDED. Our detention center medical services contracts are typically short-term, ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Including extension options, we have several smaller contracts subject to renewal in 2008, which accounted for approximately 7% of revenue and 8% of the gross profit, respectively, for the year ended December 31, 2007. We cannot assure you that these or any other contracts will be renewed or that extension options will be exercised. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving us adequate written notice. We customarily incur significant development and start-up costs in establishing our services within the new facilities, and the termination or non-renewal of a contract would require an immediate write-off of any unamortized costs associated with the contract, including unamortized costs for service contracts acquired and goodwill, and could have a material adverse effect upon our financial condition, results of operations and liquidity.

OUR CONTRACTS ARE SUBJECT TO GOVERNMENTAL FUNDING. Our detention center medical services contracts are subject to either annual or bi-annual governmental appropriations. Failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the fee payable to us. In addition, even if funds are appropriated, delays in payments may occur which could have a material adverse effect on our financial condition, results of operations and liquidity.

OUR INABILITY TO OBTAIN REQUIRED PERFORMANCE AND/OR PAYMENT BONDS MAY LIMIT OUR ABILITY TO MAINTAIN EXISTING CONTRACTS AND ACQUIRE ADDITIONAL CONTRACTS. In order to expand our business and obtain new facilities' contracts, as well as maintain certain existing contracts, we will need to obtain bonds in certain counties for which we provide our services. In order to obtain such bonds, or renew existing bonds, we are required to fulfill certain financial requirements and standards. To the extent we are unable to fulfill the necessary financial requirements and standards, we may not be able to acquire new facilities' contracts and could lose our existing contracts, all of which could negatively impact our business operations and financial condition.

WE ARE UNCERTAIN AS TO OCCUPANCY LEVELS AT CERTAIN FACILITIES WE SERVICE. A small portion of our revenues are generated under detention center medical services contracts that specify an offset for populations under a specified number. Under such a per diem rate structure, a decrease in occupancy levels could cause a decrease in the facilities' needs for medical services, and therefore, could cause a decrease in revenue and profitability, and may have some adverse effect on our overall financial condition, results of operations and liquidity.

DISTURBANCES AT FACILITIES WE SERVICE WOULD IMPACT US NEGATIVELY. An escape, riot, epidemic, catastrophic or other disturbance that seriously impacts the health of a large number of inmates at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. As a result of a disturbance, inmates may suffer multiple injuries for which the cost of care may have a temporary, but significant effect on profitability. Approximately 81% of our healthcare services' revenues for the year ended December 31, 2007 are operated under caps which provide limits on the cost of exposure; however, multiple events with significant costs may exceed budget targets.

The remaining 19% of our correctional healthcare services' revenues from continuing operations contain no limits on our exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although we attempt to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits for facilities that have not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, we cannot assure you that we will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on our financial condition and results of operations.

WE MAY EXPERIENCE MALPRACTICE LITIGATION AND OTHER LIABILITY SUITS. Our medical services to correctional and detention facilities exposes us to potential third-party claims or litigation by inmates or other persons for adverse outcomes (medical malpractice), as well as suits related to infringement of their 8th and 14th amendment rights (deliberate indifference and civil rights). It is likely that as we grow, we will be exposed to additional healthcare liability issues. We currently maintain medical professional liability insurance to cover potential malpractice losses, in the amounts of $1,000,000 per incident and $5,000,000 in the aggregate, as well as $1,000,000 general liability coverage. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us, or at all. A successful claim against us in excess of our insurance coverage could materially harm our business.

WE MAY INCUR SIGNIFICANT START-UP AND OPERATING COSTS ON NEW CONTRACTS BEFORE RECEIVING RELATED REVENUES, WHICH MAY IMPACT OUR CASH FLOWS AND NOT BE RECOUPED. When we are awarded a contract to provide medical services to a facility, we may incur significant start-up and operating expenses, including the cost of purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration and as a result, we may not recover these expenditures or realize any return on our investment.

WE UTILIZE THIRD PARTY ADMINISTRATORS (TPA) AND PROVIDER NETWORKS TO OBTAIN OUT-OF-FACILITY CARE IN VARIOUS MARKETS. SHOULD THOSE NETWORKS BECOME INACCESSIBLE, OUR COSTS FOR PROVIDING THOSE SERVICES WOULD RISE 13 TO 15%. Our current profit margin is, in part, due to our ability to reduce out-of-facility costs that are defined by contracted networks. Our net costs are typically approximately 13% less than the stated charges for these services. It is important to note that healthcare providers for the general public utilize these same programs. It is unlikely the environment will change, causing the return of payments based on healthcare provider's charges without discounts. The trend over the past ten years has been one of deeper discounting against these charges. If the trend reversed or slowed, it would negatively impact our operating margins and could have a material adverse effect on us.

CHANGES IN STATE AND FEDERAL REGULATIONS COULD RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS. We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous healthcare and other laws and regulations that we are required to comply with in the conduct of our business. These laws may be materially changed in the future or new or additional laws or regulations may be adopted with which we will be required to comply. The cost of compliance with current and future applicable laws, rules and regulations may be significant.

These state and federal laws and regulations that affect our business and operations include, but are not necessarily limited to:

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

We believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties regarding the application of many of these legal requirements to our business, and there cannot be any assurance that a regulatory agency charged with enforcement of any of these laws or regulations will not interpret them differently or, if there is an enforcement action, that our interpretation would prevail. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could materially affect our ability to conduct business or adversely affect our results of operations.

WE ARE SUBJECT TO HIPAA, THE FAILURE WITH WHICH TO COMPLY COULD ADVERSELY AFFECT OUR BUSINESS. On August 21, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary has adopted safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Failure to do so could have an adverse effect on our business.

GOVERNMENT AGENCIES MAY INVESTIGATE AND AUDIT OUR CONTRACTS AND, IF ANY IMPROPRIETIES ARE FOUND, WE MAY BE REQUIRED TO REFUND REVENUES WE HAVE RECEIVED, REQUIRED TO FOREGO ANTICIPATED REVENUES, AND SUBJECT TO PENALTIES AND SANCTIONS. Certain government agencies have the authority to audit and investigate our contracts. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for reimbursement of expenses, if an agency determines we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities.

THERE ARE LARGE COMPETITORS IN THE HEALTHCARE INDUSTRY THAT COULD CHOOSE TO COMPETE AGAINST US, REDUCING OUR PROFIT MARGINS OR CAUSING US TO LOSE CUSTOMERS. Existing national correctional healthcare contract companies, local and regional contracting companies, hospitals and integrated health systems are our potential competitors. These companies include well-established companies which may have greater financial, marketing and technological resources than we do, such as PHS, CMS and Wexford Health. Increased price competition could result in the loss of customers or otherwise reduce our profit margins and have a material adverse effect on us.

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

OUR INABILITY TO REACT EFFECTIVELY TO CHANGES IN THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR OPERATING RESULTS. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Proposed changes to the U.S. healthcare system may increase governmental involvement in healthcare and ancillary health services, and otherwise change the way payers, networks and providers conduct business. Healthcare organizations may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results and business. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers.

THE CONTINUED SERVICES AND LEADERSHIP OF OUR SENIOR MANAGEMENT IS CRITICAL TO OUR ABILITY TO MAINTAIN GROWTH AND ANY LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. The future of our business depends, to a significant degree, on the skills and efforts of our senior executives, in particular, Dr. Richard Turner, our President and Chief Executive Officer and Howard Haft, MD, MMM, CPE, our Executive Vice President and Chief Medical Officer. If we lose the services of any of our senior executives, and especially if any of our executives join a competitor or forms a competing company, our business and financial performance could be seriously harmed.

We have executed employment agreements with Dr. Haft and Dr. Turner, effective as of the closing of the Acquisition, which include, except for Dr. Turner's employment agreement, noncompetition clauses that expire three (3) years after termination of employment, or during the period that such employee is an owner of any of our issued and outstanding stock. If, for any reason, we lose any of our executive officers' skills, knowledge of the industry, contacts and expertise, it could result in a setback to our operating plan.

AS A PUBLIC COMPANY, WE INCUR SUBSTANTIAL ADDITIONAL COSTS AND MAY BE UNABLE TO OPERATE PROFITABLY. Prior to the consummation of the Plan of Recapitalization, we were a privately-held company. As a result of becoming a publicly-traded company, we incurred significant additional costs. These costs include, among other things, the payment of a salary to our Chief Executive Officer, Dr. Richard Turner and additional legal and accounting costs incurred as a result of becoming a public company, and the additional compliance, reporting, corporate governance requirements and investor relations activities which this entails. Furthermore, the financial, administrative and managerial structures necessary to operate as a public company, or the development of such structures require a significant amount of management's time and other resources including financial resources, which may hinder our ability to operate profitably.

OUR REVENUE MARGINS MAY DECREASE DUE TO FIXED REVENUE BASE. Our existing contracts are primarily structured as fixed fee contracts. The costs of inmate healthcare may fluctuate from what we anticipated due to several variables, including increases in inmate population and increased inmate illness. Such additional costs may not be easily passed through under those contracts containing a fixed fee structure, and therefore, we may not always have sufficient revenue to cover such increased costs. As a result, our revenue margins may fall. If our revenue margins decrease more than 1 or 2 percentage points, our ability to perform under its contracts may be limited, which could negatively impact our business operations and financial performance.

WE MAY BE UNSUCCESSFUL IN THE HIRING AND RETENTION OF SKILLED PERSONNEL. The future growth of our business depends on successful hiring and retention of skilled personnel, and we may be unable to hire and retain the skilled personnel we need to succeed. Qualified personnel are in great demand throughout the healthcare industry, thus it is difficult to predict the availability of qualified personnel or the compensation levels required to hire and retain them. We face stiff competition for staffing, which may increase our labor costs and reduce profitability. We compete with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of our business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This scarcity may require us to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of our existing contracts are structured as fixed fee contracts, we have a limited ability to pass along increased labor costs to existing customers. The failure to attract and retain sufficient skilled personnel at economically reasonable compensation levels may limit our ability to perform under our contracts, which could lead to the loss of existing contracts or our ability to gain new contracts, and may impair our ability to operate and expand our business, as well as harm our financial performance.

WE MAY EXPERIENCE UNBUDGETED INCREASES IN COSTS RELATED TO THE PROVISION OF HEALTHCARE. Currently, we predict the costs of healthcare based on prior experience and projected increases. The projections for future increases are based on historical trends and expected increases related to the development of new healthcare initiatives, treatments and disease states. For example, recent increases in the use of high cost psychiatric medications have triggered increases in the projected costs of those medications in the bid process. However, mid-cycle increases, such as those associated with the need to use a more expensive antibiotic for a drug resistant infection, or the development of a standard treatment for Hepatitis C, for example, would produce significant cost overruns in pharmacy budgeted expenses.

WE ARE SUBJECT TO NECESSARY INSURANCE COSTS. Workers' compensation, employee health, and medical professional and general liability insurance represent significant costs to us. Because we significantly self-insure for workers' compensation, employee health, medical professional and general liability risks, our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers' compensation and employee health, rising healthcare costs in general. Further, additional terrorist attacks, such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. We intend to grow through internal expansion and through selective acquisitions. We cannot assure you that we will be able to identify, acquire or profitably manage acquired operations or that operations acquired will be profitable or achieve levels of profitability that justify the related investment. Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

THE LIABILITY OF OUR OFFICERS AND DIRECTORS IS LIMITED. On March 13, 2007, we reincorporated as a Delaware corporation and we provide our officers and directors indemnification to the fullest extent allowed under the Delaware General Corporation Law. We also carry directors and officer's liability insurance. In addition, we plan to enter into an indemnification agreement with our officers and directors in 2008 which will provide for expanded indemnification rights for such individuals. As a result of the foregoing, stockholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our stockholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our stockholders.

WE HAVE LIMITED EXPERIENCE ATTEMPTING TO COMPLY WITH PUBLIC COMPANY OBLIGATIONS, INCLUDING SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the registered certified public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. The requirement for a report of management, as currently in effect, will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. The requirement for our auditor to attest on management assessment will apply for the fiscal year ending December 31, 2009. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Risks Related to Our Securities

TRADING IN OUR COMMON STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MANY OF THEIR SHARES AS THEY WANT AT PREVAILING PRICES. Shares of our common stock are traded on the OTC Bulletin Board. Approximately 4,864 shares were traded on an average daily trading basis for the twelve (12) months ended December 31, 2007. If limited trading in our common stock continues, it may be difficult for investors once and if the securities are registered, to sell the securities acquired by them. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, WHICH MAY LEAD TO LAWSUITS AGAINST US. Our common stock is currently traded on the OTC Bulletin Board under the symbol "CMHM". The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

The trading price of our common stock could also be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of new contracts, cancellations of existing contracts or new acquisitions by us or our competitors, changes in financial estimates by securities analysts or other events or factors. When the market price of a company's stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

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

The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock, which qualifies as "penny stock", is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2007, there are 11,943,141 shares of common stock and no shares of preferred stock issued and outstanding. However, the total number of shares of common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under our 2007 Stock Option Plan (the "Stock Option Plan"). In addition, under most circumstances, our Board of Directors has the right, without stockholder approval, to issue authorized but unissued and nonreserved shares of our common stock. If all of these shares were issued, it would dilute the existing stockholders and may depress the price of our common stock.

As of December 31, 2007, we had outstanding warrants to purchase 1,380,000 shares of common stock, exercisable at $0.30 per share, and expiring 5 years from the grant date, and warrants to purchase 500,000 shares of common stock, exercisable at $2.50 per share, expiring 5 years from the grant date, all of which were issued to investors in the private placement. Further, we issued warrants to purchase 300,000 shares of common stock to the placement agent in the private placement, at an exercise price equal to $2.75 per share expiring 5 years from the grant date and warrants to purchase 225,000 shares of common stock exercisable at $0.30 per share as converted, expiring October 24, 2010 and were issued by Pace in 2005. In addition, the Board of Directors and our stockholders have approved the Stock Option Plan which reserves up to 1,600,000 shares of our common stock for issuance under its terms, all of which have been authorized for issuance at exercise prices of $2.01 and $3.30 per share, which the Board deemed to be the fair value at the time such options were awarded.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. Approximately 3,147,207 shares held for more than 6 months by non-affiliates may be available for public sale without regard to volume limitations and by means of ordinary brokerage transactions in the open market pursuant to Rule 144.

In general, pursuant to Rule 144, after satisfying a six-month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one-year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

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

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2007, we had leases for the following office facilities.

Hanover, Maryland. In December 2007, we entered into a five-year (5) office lease agreement for approximately 6,668 square feet of office space to house our executive and administrative offices at an annual rent of $131,693 beginning February 2008 and increasing to $148,222 in the final year of the lease, which expires on February 28, 2013, subject to a five-year renewal option.

La Plata, Maryland. In November, 2004, we entered into an office lease agreement for approximately 2,424 square feet of office space at an annual rental of $29,088 for 2004, increasing to $32,738 in the final year of the lease, which expires on November 30, 2009, subject to a 5-year renewal option.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in the following legal proceedings:

(i) Linda Courtillet, et al. v. Stephen Goldberg, MD, et al. - Linda Courtillet has brought a wrongful death action against us, among others, on behalf of her son, Logan Courtillet, an inmate at Charles County Detention Facility who committed suicide on the premises on March 1, 2005. A complaint seeking money damages was filed in the Circuit Court for Charles County, MD. The case is in the middle of discovery and is scheduled for trial on July 14, 2008. Currently, our previous insurer, National Fire and Marine, is providing a defense in this action.

(ii) Board of Nursing - In early 2005, the State of Maryland Board of Nursing ("BON") commenced an investigation (is currently ongoing) regarding whether certain of our employees licensed by the BON, or at least subject to the jurisdiction of BON, performed work at certain detention facilities in contract with us whereby such employees were not properly licensed. BON has acknowledged that it does not have jurisdiction over our actions; however, BON has threatened to take disciplinary action against ten (10) to twenty (20) of our current or former employees. Our management has fully cooperated with BON and has implemented a number of changes intended to address BON's stated concerns. To the best of our knowledge, BON has conducted all necessary employee interviews, and we are currently awaiting BON's next steps or actions relating to these employees.

(iii) Theresa Lynn Rhoderick, PR for the Estate of Michael Rutherford, Sr., et al. v. CONMED, Inc., Case No. 06-2379 - This matter was brought in the Circuit Court for Frederick County, Maryland. Michael Rutherford, a known asthmatic inmate with a significant medical history, died of congestive heart failure with an underlying condition of mitral stenosis at John Hopkins Hospital on September 25, 2005. A wrongful death and survival action has been filed against us on behalf of Mr. Rutherford. Our previous insurer, National Fire and Marine, is providing a defense of this action. The case recently settled for $115,000.00, within our policy's limits.

(iv) Derek L. Simms v. Steven R. Williams, et al., Civil Action No. WMN-06-2867 - This claim was brought in the United States District Court for the District of Maryland. Derek Simms filed a complaint alleging that he suffered injuries which were caused by negligent medical care provided by us while he was incarcerated in Dorchester County Detention Center. Mr. Simms alleged that he did not receive adequate analgesic medication from us, as he was treated for an infectious disease. Our previous insurer, National Fire and Marine is providing a defense in this action and retained Mr. Francis X. Leary to serve as our defense counsel in this matter. On December 21, 2006, Mr. Leary filed a Motion to Dismiss, or in the alternative, a Motion for Summary Judgment. The Motion was based on the failure of Mr. Simms to state a cause of action upon which relief may be granted, and the failure to state a claim for violation of his 8th and 14th Amendment rights. The Court of Appeals for the Fourth Circuit affirmed the dismissal of the 8th Amendment claim but reversed, in part, and reinstated, the 14th Amendment claim. The court granted Simms' request for appointment of Pro Bono counsel on November 27, 2007. Pro Bono counsel Lawrence Quinn was appointed on December 11, 2007. The case will proceed to discovery and another possible motion for summary judgment to dismiss the 14th Amendment claim.

(v) Derek L. Simms v. Steven R. Williams, et al., Civil Action No. WMN-07-2208. This claim was also brought in the United States District Court for the District of Maryland. Derek Simms filed a complaint asserting another 8th Amendment claim for deliberate indifference to his alleged serious medical needs. This claim seems to be duplicative of the claim that was dismissed in the related case set forth above. The crux of the claim is that Simms maintains his Anal Crohn's disease was not properly treated. We reported this case to AIG on December 18, 2007 and AIG is currently investigating Simms' claims. According to a letter dated February 15, 2008, AIG is providing a defense in this action and retained Angela W. Russell from the law firm of Wilson Elser Moskowitz Edelman & Dicker, LLP to serve as our defense counsel in this matter. AIG has provided coverage subject to a full Reservation of Rights while it is investigating Simms' claims. The matter is proceeding to discovery. As of February 8, 2008, counsel for Mr. Simms has dismissed Dr. Haft, Nurse Whitman and Warden Williams as defendants. Mr. Simms' deposition is now scheduled for February 22, 2008.

(vi) Lauren Elizabeth Gildersleeve v. Carroll County et al., Case No. 06-C-07-048188. This claim was filed in the Circuit Court for Carroll County and alleged claims for personal injury. The law firm of Cromwell & Unglesbee represented the plaintiff but filed a motion to strike its appearance, dated October 12, 2007. The plaintiff had ten days to notify the Circuit Court of her intention to proceed with a new attorney or without an attorney. According to an Order of the Circuit Court dated December 5, 2007, the case was dismissed.

(vii) John Theodore Lee Sr. v. Cecil County Sheriff et al., Case No. 07-C-07-000388. This case was filed in the Circuit Court for Carroll County, Maryland on December 10, 2007. Lee filed a complaint alleging that he suffered injuries which were caused by the denial of medical care. He also alleges that he suffered physical and mental abuse by Cecil County Sheriff's Deputies. We reported this case to AIG on January 16, 2008 and AIG is currently investigating Lee's claims. We anticipate that AIG will provide a defense to us in this action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2007.

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "CMCH." From May 19, 1998 until March 14, 2007, our common stock was been quoted on the OTC Bulletin Board under the symbol "PCES." From our initial public offering on April 27, 1995 through May 18, 1998, our common stock was traded on The NASDAQ Small Cap Market.

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

Quarter ended	High	Low
3/31/06	10.00	2.00
6/30/06	7.20	3.00
9/30/06	8.00	3.20
12/31/06	4.40	3.60
3/31/07	6.60	3.00
6/30/07	4.00	2.01
9/30/07	4.25	2.90
12/31/07	3.50	2.75

On March 26, 2008, the high and low closing prices of our common stock were $1.50 and $1.35, respectively.

In January 2007, holders of the Series A Preferred Stock of Pace, our predecessor in interest, converted 50% of the accrued but unpaid dividends on their Series A Preferred Stock into an aggregate of 130,000 shares of Pace's Common Stock as adjusted for the 1 for 20 reverse stock split.

On March 14, 2007, all existing Series A Preferred Stock of Pace was converted into 4,584,196 shares of our common stock (immediately after the 1 for 20 reverse stock split) in exchange for conversion of and waiver of remaining accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock.

As of March 18, 2008, there were 81 shareholders of record of our common stock.

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

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION FINANCIAL STATEMENTS

Information included in this section contains forward-looking statements regarding the business, operations and financial condition of both the Company and Conmed, Inc. within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "plan," "potential" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. The Company's actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The Company cautions you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures the Company makes in future public statements and press releases.

General

Prior to January 26, 2007, the Company was classified as a shell company and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc.

On January 26, 2007, we acquired Conmed, Inc., a provider of correctional healthcare services since 1984. Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by December 2007, it had secured contracts in Kansas, Oregon, Virginia, and Washington. Currently, Conmed, Inc. is in contract with and services 25 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period. Actual results could differ from those estimates.

A summary of our significant accounting policies is as follows:

Acquisition
The Acquisition was recorded based on Financial Accounting Standards Board Statement No. 141, ("SFAS 141") Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

We employed an independent valuation firm to assist us in the identification of the intangible assets acquired and in estimating the fair value of those assets.

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. As part of the Acquisition, we gained access to Conmed, Inc.'s customers, thereby avoiding the cost of obtaining them directly. The value of the contract list is represented by the future revenue streams from existing contracts. Therefore, the Income Approach is the most applicable fair value measurement approach to value this asset. The operating income streams of the service contracts was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Total future contracted operating income totaled $6,083,000. After discounting for the time value of money using a 20% rate, the net present value of future revenues is $4,500,000. Service contracts acquired are amortized over the life of each individual contract, ranging from approximately one to four years.

Non-Compete Agreements
We acquired non-compete agreements with key personnel as part of the stock purchase agreement with Conmed, Inc. Key considerations in estimating the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Given the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years.

Goodwill
We recorded goodwill as the excess of purchase price over the fair value of the identifiable net assets we acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which we perform annually, as well as when an event triggering impairment may occur. The first step tests for impairment, while the second step, if necessary, measures the impairment. Since creation of the goodwill, there have been no indicators of impairment. We have elected to perform our annual analysis during the fourth quarter of each fiscal year.

Revenue Recognition
Our principal source of revenue is contracts to provide medical assistance to county correctional facilities. Deferred revenue represents amounts that may be paid in advance of delivery under these contracts.

Most of our contracts call for a fixed monthly fee. In addition, some contracts have incremental charges or a contractual fee adjustment based on the inmate population. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges. We have one contract that partially operates on cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Certain contracts include "stop/loss" limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement we receive is recorded as revenue. During the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007, and the twelve-month period ended December 31, 2006, we received stop/loss reimbursements of approximately $321,000, $15,000 and $173,000, respectively, which were included in revenue.

Accrued Medical Claims Liability
Medical expenses include the costs associated with medical services provided by off-site medical providers; pharmacy, laboratory and radiology fees; professional and general liability insurance as well as other generally related medical expenses. The cost of medical services provided, administered or contracted for are recognized in the period in which they are provided based in part on estimates for unbilled medical services rendered through the balance sheet date. The Company estimates an accrual for unbilled medical services using available utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and other related costs, which are estimated. Additionally, Company personnel review certain inpatient hospital stays and other high cost medical procedures and expenses in order to attempt to identify costs in excess of the historical average rates. Once identified, reserves are determined which take into consideration the specific facts available at that time.

Actual payments and future reserve requirements will differ from the Company's current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company's future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made.

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised ("SFAS 123R"), Shared-Based Payments, using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. No options were granted or vested in 2006. We recognized stock-based compensation expense of $556,000 during the year ended December 31, 2007. The exercise price of options granted under the Company's incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

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

Recently Adopted Accounting Standards

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of our evaluation of the implementation of FIN 48, no material income tax uncertainties were identified. Therefore, we recognized no adjustment for unrecognized income tax benefits during the twelve months ended December 31, 2007. Corporate tax returns for the years 2004 through 2007 remain open to examination by taxing authorities.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. We are currently evaluating the impact that the adoption of this statement will have on our financial position, results of operation and cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact that the adoption of this Statement will have on our financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141(Revised) ("SFAS 141R"), Business Combinations. SFAS 141R replaces the original SFAS. This statement applies to all transactions in which an entity obtains control of one or ore businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The statement generally requires that acquisition costs be expensed. This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. The statement is effective beginning January 1, 2009. We do not expect the adoption of this statement will have a material impact our financial position or results of operations.

Presentation of Share and Per Share Information

All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Results of Operations

Twelve-Months Ended December 31, 2007 Compared to December 31, 2006
The following discussion of financial results below is derived from proforma unaudited financial statements for the twelve months ended December 31, 2007, prepared on the bases that the Acquisition was completed on January 1, 2007 and 2006, respectively. The proforma adjustments were based on available information and on assumptions that we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management's estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the transactions set forth above had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments for the twelve months ended December 31, 2007, reflect the results of the 340-day period ended December 31, 2007, and the consolidated 25-day period ended January 25, 2007, plus adjustments to reflect the amortization of intangible assets which increased depreciation and amortization by $175,442. Conmed's Proforma adjustments for the twelve-month period ended December 31, 2006, include consolidation of the Company and Conmed, Inc. for the full twelve-month period, plus adjustments to reflect the amortization of intangible assets, which increased depreciation and amortization by $2,228,000 of which $176,000 is for the 25-day Predecessor period ended January 25, 2007, and the 2007 BAFBU income tax rate.

	Twelve Months Ended December 31, 2007		Twelve Months Ended December 31, 2006
	PROFORMA Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$26,073,040	100.0%	$16,776,724	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	13,652,623	52.4%	8,377,063	49.9%
Medical expenses	6,652,558	25.5%	4,858,654	29.0%
Other operating expenses	906,848	3.5%	641,217	3.8%
Total healthcare expenses	21,212,029	81.4%	13,876,934	82.7%

Gross profit	4,861,011	18.6%	2,899,790	17.3%

OPERATING EXPENSES:
Selling, general & administrative expenses	4,558,838	17.5%	2,274,989	13.6%
Depreciation and amortization	2,268,675	8.7%	2,268,162	13.5%
Total operating expenses	6,827,513	26.2%	4,543,151	27.1%

Operating loss	(1,966,502)	(7.5)%	(1,643,361)	(9.8)%

Net interest income	306,309	1.2%	70,154	0.4%

Loss before income taxes	(1,660,193)	(6.4)%	(1,573,207)	(9.4)%

Income tax expense	162,000	0.6%	154,000	0.9%

Net (loss)	$(1,822,193)	(7.0)%	$(1,727,207)	(10.3)%

Net revenue, as defined earlier, from medical services provided primarily to correctional institutions for the twelve months ended December 31, 2007 and 2006, was $26,073,040 and $16,776,724, respectively, which represents an increase of $9,296,316 or 55.4%. The net loss was $1,822,193 or 7.0% of revenue and $1,727,207 or 10.3% of revenue for the twelve months ended December 31, 2007 and 2006, respectively. Improvement resulting from the increase in service contract revenue and gross profit margin was offset by increased operating expenses.

Revenues
The improvement in revenue for the twelve months ended December 31, 2007 compared to the same period for the prior year resulted from the addition of new contracts with Yakima County, Washington, and Baltimore County, Maryland, in September 2006, and as a result, we only recorded revenue from these contracts for part of the year in 2006 compared to the entire year in 2007. Together, these contracts accounted for $5,094,400 or 54.8% of the increase in revenue for the period. Additionally, we entered into new medical service contracts with Jackson County, Oregon, Henrico County, Virginia, Kitsap County, Washington and Wicomico County, Maryland, which added $3,030,300 or 32.6% of the increase. Expansion of the services provided to a number of our existing contracts initiated in prior years resulted in revenue improvement totaling approximately $642,500 or 6.9% of the increase. Price increases related to existing service requirements totaled approximately $540,560 or 5.7% of the increase.

Healthcare Expenses
Salaries and Employee Benefits
Salaries and employee benefits were $13,652,623 or 52.4% of revenue for the twelve-month period ended December 31, 2007, compared to $8,377,063 or 49.9% of revenue for the twelve months ended December 31, 2006. The increase in spending for salaries, wages, and employee benefits of $5,275,560 or 63.0% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts. The primary factors causing the increase in salaries, wages, and employee benefits as a percentage of revenue was the addition of new service contracts with Yakima County, WA, which provided staffing and pharmacy services, plus Henrico County, VA, Kitsap County, WA, and Wicomico County, MD, which provided only staffing services. As a result, these contracts increased the mix of salaries, wages, and employee benefits as a percentage of total revenue as compared to contracts that provide for full service medical expenses.

Medical Expenses
Medical expenses for the twelve months ended December 31, 2007 and 2006 were $6,652,558 or 25.5% of revenue and $4,858,654 or 29.0% of revenue, respectively, which represented an increase of $1,793,904 or 36.9%. The increase in spending for medical expenses reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. The reduced spending in medical expenses as a percentage of revenue reflects the favorable mix of these expenses compared to salaries, wages and benefits as described above. In absolute dollars, the increased spending is primarily due to the higher revenue and the increased number of inmates covered by our services under the new service contracts. The reduction in spending as a percentage of revenue results primarily from lower expenditures for hospitalization and related out-of-facility costs at two correctional institutions.

Other Operating Expenses
Other operating expenses were $906,848 or 3.5% of revenue for the twelve months ended December 31, 2007, compared to $641,217 or 3.8% of revenue for the twelve-month period ended December 31, 2006. The increase of $265,631 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising, professional liability insurance, and performance and payment bonds.

Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the twelve months ended December 31, 2007 and 2006 were $4,558,838 or 17.5% of revenue and $2,274,989 or 13.6% of revenue, respectively. The increased expenditures reflect higher salaries and benefits in business development personnel, plus increased spending on travel and entertainment and information systems, as well as other professional fees. In addition, Conmed became a public company in January 2007, resulting in increased accounting, legal, and other related administrative expenses. Stock based compensation for the twelve-month period ended December 31, 2007 and 2006 was $556,449 and $0, respectively, reflecting stock option's awards issued in 2007.

Depreciation and Amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the Acquisition reflected in both periods. Amortization of service contracts and non-compete agreements that were acquired as part of the acquisition of Conmed, Inc. on January 26, 2007 were $1,801,000 and $251,000, respectively. Depreciation expense increased $513 and was relatively consistent with the prior year.

Interest Income
Interest income was $306,309 for the twelve months ended December 31, 2007, compared to $70,154 for the same period in 2006, reflecting an increase in cash on hand as a result of the Private Placement in January 2007.

Interest Expense
Interest expense decreased $76 due to a reduction in outstanding automobile loans in the twelve months ended December 31, 2007.

Income Tax Expense
Income tax expense for the twelve-month period ended December 31, 2007 was $162,000 due to the valuation allowance on certain deferred tax assets. And the tax benefit for certain warrant exercises in additional paid in capital. The proforma tax expense for the twelve-month period ended December 31, 2006 was adjusted $154,000 on a proforma basis. In 2006, Conmed, Inc. was an S-corporation and as such, not subject to corporate level income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities. Current working capital balances and funds used to acquire Conmed, Inc. were provided by the Private Placement.

Cash Flow for the 340-day Period from January 26, 2007 to December 31, 2007
Cash as of December 31, 2007 and January 25, 2007 was $7,136,720 and $662,305, respectively.

Cash flows from operations totaled $1,530,954, reflecting $2,719,984 in adjustments for non-cash expense and by $564,991 in changes in working capital components partially offset by the net loss of $1,754,021.

Investing activities used $8,002,784. The acquisition of Conmed, Inc. used $7,794,597 and purchases of computer and office equipment used $208,187.

Financing activities provided cash of $12,946,245. Net cash proceeds from the Private Placement were $12,916,997, and a short-term loan to finance the purchase of an insurance policy added $289,368 partially offset by payments on an automobile loan and the short-term loan of $296,120. Proceeds from the exercise of 120,000 warrants totaled $36,000.

Loans
As of December 31, 2007, we had a note outstanding for a vehicle in the amount of $13,216.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of December 31, 2007, we have two performance bonds totaling $6,864,933 and two payment bonds for $2,695,128, totaling $9,560,061. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2007:

	Total	Current	2 - 3 years	4 - 5 years	Thereafter
Automobile loan	$13,216	$7,798	$5,418	$—	$—
Office equipment leases	48,219	17,535	20,812	9,872	—
Automobile leases	18,450	9,840	8,610	—	—
Office space leased & other facility leases	791,551	183,083	304,699	291,417	12,352
Total	$871,436	$218,256	$339,539	$301,289	$12,352

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of December 31, 2007, we have entered into 25 agreements with county governments to provided medical and healthcare services to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $124 million as of December 31, 2007, with a weighted-average term of 5.7 years, of which approximately $103 million relates to the option renewal periods.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Conmed Healthcare Management, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Conmed Healthcare Management, Inc. and Subsidiary as of December 31, 2007 (successor) and 2006 (predecessor), and the related consolidated statements of operations, shareholders' equity and cash flows for the 340 day period January 26, 2007 to December 31, 2007 (successor) and for the year ended December 31, 2006 (predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. as of December 31, 2007 (successor) and 2006 (predecessor), and the results of their operations and their cash flows for the 340 day period January 26, 2007 to December 31, 2007 (successor) and for the year ended December 31, 2006 (predecessor) in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Conmed Healthcare Management, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the Annual Report included in Form 10KSB and, accordingly, we do not express an opinion thereon.

Des Moines, Iowa
March 31, 2008

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SUCCESSOR December 31, 2007	PREDECESSOR December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,136,720	$122,269
Accounts receivable	1,622,424	1,304,193
Prepaid expenses	214,834	226,629
Total current assets	8,973,978	1,653,091
PROPERTY AND EQUIPMENT, NET	212,815	45,861
DEFERRED TAXES	90,000	—
OTHER ASSETS
Service contracts acquired, net	2,699,000	—
Non-compete agreements, net	749,000	—
Goodwill	4,852,338	—
Deposits	58,698	2,424
	8,359,036	2,424
	$17,635,829	$1,701,376

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$837,144	$580,507
Accrued expenses	1,563,020	987,979
Deferred revenue	353,075	103,673
Notes payable, current portion	7,798	7,326
Income taxes payable	5,000	—
Total current liabilities	2,766,037	1,679,485
NOTES PAYABLE, LONG-TERM	5,418	13,236
SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding 0 shares as of December 31, 2007	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 11,943,141 shares as of December 31, 2007	1,194	300
Additional paid-in capital	35,901,874	—
Retained earnings (deficit)	(21,038,694)	8,355
Total shareholders' equity	14,864,374	8,655
	$17,635,829	$1,701,376

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007 (unaudited)	PREDECESSOR For the Year Ended December 31, 2006

Service contract revenue	$24,568,475	$1,504,565	$16,776,724

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	12,810,048	842,575	8,377,063
Medical expenses	6,253,352	439,206	4,858,654
Other operating expenses	861,296	45,552	641,217
Total healthcare expenses	19,924,696	1,327,333	13,876,934

Gross profit	4,643,779	177,232	2,899,790

Selling and administrative expenses	4,450,939	92,264	1,808,303
Depreciation and amortization	2,090,977	1,698	40,162
Total operating expenses	6,541,916	93,962	1,848,465

Operating income (loss)	(1,898,137)	83,270	1,051,325

INTEREST INCOME (EXPENSE)
Interest income	312,964	287	9,941
Interest (expense)	(6,848)	(93)	(7,017)
Total interest income	306,116	194	2,924

Income (loss) before income taxes	(1,592,021)	83,464	1,054,249
Income tax expense	162,000	—	—
Net income (loss)	$(1,754,021)	$83,464	$1,054,249

LOSS PER COMMON SHARE
Basic and diluted	$(0.17)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	10,310,994

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Retained Earnings
	Stock A Shares	Stock A Amount	Stock B Shares	Stock B Amount	Stock C Shares	Stock C Amount	Stock Shares	Stock Amount	Paid-In Capital	(Accumulated Deficit)	Total
Predecessor
Balance at December 31, 2006	-	$-	-	$-	-	$-	300	$300	$-	$163,637	$163,937
Distributions to stockholders	-	-	-	-	-	-	-	-	-	(1,209,531)	(1,209,531)
Net income	-	-	-	-	-	-	-	-	-	1,054,249	1,054,249
Balance, December 31, 2007	-	-	-	-	-	-	300	300	-	8,355	8,655
Net income	-	-	-	-	-	-	-	-	-	83,464	83,464
Balance at January 25, 2007 (unaudited)	-	$-	-	$-	-	$-	300	$300	$-	$91,819	$92,119

Successor
Balance, Janaury 26, 2007	2,875,000	$2,875,000	-	$-	-	$-	415,804	$42	$17,748,580	$(19,284,673)	$1,338,949
Sale of Series B Preferred Stock	-	-	15,000	12,916,997	-	-	-	-	-	-	12,916,997
Issuance of Series C Preferred Stock	-	-	-	-	8,000	1,608,000	-	-	-	-	1,608,000
Conversion of Series A Preferred Stock	(2,875,000)	(2,875,000)	-	-	-	-	4,584,222	458	2,874,542	-	-
Conversion of Series B Preferred Stock	-	-	(15,000)	(12,916,997)	-	-	6,000,000	600	12,916,397	-	-
Conversion of Series C Preferred Stock	-	-	-	-	(8,000)	(1,608,000)	800,000	80	1,607,920	-	-
Exercise of warrants, including tax benefit of $162,000	-	-	-	-	-	-	143,115	14	197,986	-	198,000
Stock option expense	-	-	-	-	-	-	-	-	556,449	-	556,449
Net loss	-	-	-	-	-	-	-	-	-	(1,754,021)	(1,754,021)
Balance, December 31, 2007	-	$-	-	$-	-	$-	11,943,141	$1,194	$35,901,874	$(21,038,694)	$14,864,374

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007 (unaudited)	PREDECESSOR For the Twelve Months Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,754,021)	$83,464	$1,054,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	39,535	1,698	40,162
Amortization	2,052,000	—	—
Stock-based compensation	556,449	—	—
Loss on disposal of property	—	—	9,734
Deferred income taxes	(90,000)	—	—
Income tax benefit for warrant exercises	162,000	—	—
Changes in working capital components
Decrease (increase) in accounts receivable	(512,785)	197,327	(756,943)
Increase in taxes receivable	(85,000)	—	—
Decrease (increase) in prepaid expenses	329,035	30,687	(125,656)
Increase in deposits	(56,274)	—	—
Increase (decrease) in accounts payable	(415,917)	258,562	105,223
Increase (decrease) in accrued expenses	937,375	(469,320)	550,848
Increase in income taxes payable	167,000	—	—
Increase (decrease) in deferred revenue	278,557	(29,155)	(9,325)
Net cash provided by operating activities	1,692,954	73,263	868,292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(208,187)	—	(23,350)
Proceeds received from sale of property and equipment	—	—	53,085
Acquisition of Conmed, Inc., net of cash acquired	(7,794,597)	—	—
Net cash provided by (used in) investing activities	(8,002,784)	—	27,735

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	—	550,000
Short-term borrowings	289,368	—	—
Payments on line of credit	—	—	(550,000)
Payments in loans payable	(296,120)	(594)	(51,256)
Net proceeds from Private Placement	12,916,997	—	—
Proceeds from exercise of warrants	36,000	—	—
Income tax benefit from warrant exercise	162,000	—	—
Distributions to shareholders	—	—	(1,209,531)
Net cash provided by (used in) financing activities	12,784,245	(594)	(1,260,787)

Net increase (decrease) in cash and cash equivalents	6,474,415	72,669	(364,760)

CASH AND CASH EQUIVALENTS
Beginning	662,305	122,269	487,029
Ending	$7,136,720	$194,938	$122,269

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007 (unaudited)	PREDECESSOR For the Twelve Months Ended December 31, 2006
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$500,000	$—	$—
Acquisition expenses paid in prior periods	239,935	—	—
Private Placement expenses paid in prior periods	148,652	—	—
	$888,587	$—	$—

SUPPLEMENTAL DISCLOUSURES OF CASH FLOW INFORMATION
Cash payments for interest	$6,848	$93	$7,017
Income taxes paid	$85,000	$—	$—

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Business

Nature of Business
Prior to January 26, 2007, Conmed Healthcare Management, Inc. and Subsidiary (the "Company") formerly known as Pace Health Management Systems, Inc. traded under the symbol "PCES", was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007, the Company acquired Conmed, Inc. ("Conmed, Inc.") a provider of correctional healthcare services (the "Acquisition"). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland. For the fiscal year ended December 31, 2007, Conmed, Inc. had net revenues primarily from medical services provided to correctional institutions.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of December 31, 2007, we were in contract with, and currently providing medical services in twenty-two counties in five states including: Kansas, Maryland, Oregon, Virginia and Washington.

On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc.

Stock Purchase Agreement
On August 2, 2006, we entered into a Stock Purchase Agreement ("Agreement") with Conmed, Inc., a Maryland corporation and all of the stockholders of Conmed, Inc., (the "Conmed, Inc. Stockholders"), pursuant to which we agreed to purchase all the issued and outstanding capital stock of Conmed, Inc. from the Conmed, Inc. Stockholders. We previously reported the execution of the Agreement in a Form 8-K filed on August 8, 2006, and its extension in a Form 8-K filed on January 17, 2007.

We paid to Conmed, Inc., a non-refundable cash deposit of $250,000 upon execution of the Agreement, which was released to the Conmed, Inc. Stockholders upon expiration of the original agreement on October 31, 2006. Thereafter, an amendment to the Agreement was executed on January 12, 2007 to extend the closing date to January 31, 2007. As a result of such extension, and upon execution of such amendment, we paid to Conmed, Inc. an additional non-refundable cash deposit of $250,000 (the "Additional Cash Deposit"), which was deducted from the $8,000,000 cash payment paid to the Conmed, Inc. Stockholders at the closing of the Acquisition.

On January 26, 2007, the Acquisition was completed and under the terms of the Agreement and Acquisition, we paid to the Conmed, Inc. Stockholders consideration consisting of: (i) $8,000,000 in cash, the Additional Cash Deposit (as defined above) and an adjustment of $30,602 representing an adjustment for minimum equity requirement of Conmed, Inc. and (ii) 8,000 shares of Pace's Series C Convertible Preferred Stock, which was subsequently converted into 800,000 shares of common stock effective March 14, 2007.

The amounts shown in the Consolidating Statements of Operations and Cash Flows for the twelve months ended December 31, 2006 and the 25-day period from January 1, 2007 to January 25, 2007 are all Conmed, Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 340-day period from January 26, 2007 to December 31, 2007 are after the Acquisition and reflect the combined activities of Conmed, Inc. and Conmed Healthcare Management, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The December 31, 2007 Consolidated Balance Sheet includes the consolidated amounts of Pace and Conmed, Inc. as of that date and, as a result, are designated as SUCCESSOR amounts. The comparative balance sheet amounts as of December 31, 2006 are for Conmed, Inc. pre-Acquisition and are designated as PREDECESSOR amounts.

Private Placement
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, we completed a private placement ("Private Placement") of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 was paid directly to the Conmed, Inc. Stockholders as consideration for the sale of Conmed Inc's capital stock.

In connection with the Private Placement, we sold to certain "accredited investors" 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock"), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its Common Stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its Common Stock at an exercise price equal to $2.50 per share (such units, the "Units"), in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used to purchase all the issued and outstanding capital stock of Conmed, Inc. and to provide working capital following such purchase. The fair value of the 1,500,000 and 500,000 warrants issued using the Black-Scholes pricing model was $2,628,347 and $289,664, respectively

In connection with the sale of the Units, we retained Maxim Group LLC, a NASD member broker-dealer as our exclusive placement agent (the "Placement Agent"). The Placement Agent received the following compensation: (i) a cash fee of 10% of the gross proceeds (an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares). In addition, we reimbursed the Placement Agent for its accountable expenses in the amount of $50,000, as well as filing fees associated with Blue Sky filings, in the amount of $5,000. The fair value of the 300,000 warrants issued using the Black-Scholes pricing model was $154,940.

Plan of Recapitalization
On March 13, 2007, at a special shareholders meeting, our shareholders approved a Plan of Recapitalization the ("Plan") and implemented the following effective as of the close of business on March 14, 2007:

o
Reincorporate the Company into the State of Delaware pursuant to the Merger Agreement. Created a subsidiary (the "Merger Sub") under the laws of the State of Delaware and merge the Company into the Merger Sub. All of the liabilities and assets of the Company existing prior to the reincorporation were transferred, assumed and assigned to the Delaware entity. The certificate of incorporation and bylaws of the Delaware entity became our new Certificate of Incorporation and Bylaws, and reflect the Plan.

o	Change in name. Changed our name from Pace Health Management Systems, Inc. to Conmed Healthcare Management, Inc.

o
Reverse stock split. Enacted a reverse stock split on a 1 for 20 bases; thereby reducing the number of outstanding shares to 415,830 shares of Common Stock from the 8,316,074 shares of Common Stock outstanding at that time.

o	Change in authorized shares. Increased the number of authorized common shares to 40,000,000.

o
Conversion of Series A Preferred Stock. Converted the Series A Preferred Stock (and the waiver of all accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock after conversion of 50% of such accrued and unpaid dividends into shares of Common Stock in connection with the transactions contemplated by the Plan of Reorganization) into 4,584,196 shares of Common Stock on a post-reverse split basis.

As a result of the approval of the Plan by our shareholders, in addition to the conversion of Series A Preferred Stock, the 15,000 shares of Series B Preferred Stock and the 8,000 shares of Series C Preferred Stock converted into 6,000,000 and 800,000 shares of common stock, respectively, following the reverse stock split. As a result of the reverse stock split and the conversion of all the outstanding preferred stock, the total number of shares of Conmed, Inc. common stock outstanding was approximately 11,800,000 and no preferred shares remained outstanding.
.
A certificate of merger and articles of merger were filed with the Secretary of State of the States of Delaware and Iowa, respectively, on March 13, 2007, and each became effective as of the close of business on March 14, 2007.

Reclassifications
Certain reclassifications have been made to the PREDECESSOR amounts to conform to current presentation of the operating statement.

NOTE 2.  Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period. Actual results could differ from those estimates.

A summary of the Company's significant accounting policies is as follows:

Accounting Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our methods of revenue recognition from contracts are based primarily on estimates as are accrued expenses. Actual results could differ from those estimates.

Acquisition
The Acquisition was recorded based on FASB Statement No. 141, ("SFAS 141") Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

We employed an independent valuation firm to assist management in the identification of the intangible assets acquired and in estimating the fair value of those assets. Estimates of the fair value of the identifiable intangible assets acquired in the Acquisition as of January 26, 2007, are as follows:

Fair Value
Asset
Service contracts acquired	$4,500,000
Non-compete agreements	1,000,000
Goodwill	4,852,338
Total	$10,352,338

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. As part of the Acquisition, we gained access to Conmed, Inc.'s customers, thereby avoiding the cost of obtaining them directly. The value of the contract list is represented by the future revenue streams from existing contracts. Therefore, the Income Approach is the most applicable fair value measurement approach to value this asset. The operating income streams of the service contracts was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Total future contracted operating income totaled $6,167,000. After discounting for the time value of money using a 20% rate, the net present value of future revenues is $4,500,000. Service contracts acquired are amortized over the life of each individual contract, ranging from approximately one to four years. The service contracts will be amortized over a weighted-average period of 3.9 years.

Projected amortization of service contracts at December 31, 2007 is as follows:

2008	$1,459,000
2009	869,000
2010	277,000
2011	94,000
$2,699,000

Accumulated amortization of service contracts as of December 31, 2007 was $1,801,000. There was no accumulated amortization at December 31, 2006.

Non-Compete Agreements
Non-compete agreements were acquired as part of the Agreement with Conmed, Inc. Key considerations in estimating the value of such agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Given the potential loss from competition and the probability of competition, $1,000,000 was identified to allocate to these agreements. Non-compete agreements are amortized over the lives of the agreements, approximately three to four years. The non-compete agreement will be amortized over a weighted-average period of 2.9 years.

Projected amortization of non-compete agreements at December 31, 2007 is as follows:

2008	$268,000
2009	269,000
2010	200,000
2011	12,000
$749,000

Accumulated amortization of non-compete agreements as of December 31, 2007 was $251,000. There was no accumulated amortization at December 31, 2006.

Amortization expense recognized on all intangibles was approximately $2,052,000, $0 and $0 for the 340-day period ending December 31, 2007, the 25-day period ending January 25, 2007 and the twelve-month period ending December 31, 2006, respectively.

Goodwill:
We recorded as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Since creation of the goodwill there have been no indicators of impairment. We have elected to perform our annual analysis during the fourth quarter of each fiscal year.

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007 and December 31, 2006, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

Concentration of Credit Risk
We maintain cash in bank deposit accounts that at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments
Financial instruments include cash, receivables, accounts payable, accrued expenses, deferred revenue and long-term debt. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which we believe would currently be available to us for similar issues of debt, taking into account our current credit risk and the other market factors.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, Conmed, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
Our principal source of revenue is contracts to provide medical assistance to state and local correctional facilities. Deferred revenue represents amounts that may be billed in advance of delivery under these contracts.

Most of our contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population ("ADP") of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. We have one contract that partially operates on cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Certain contracts include "stop/loss" limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007, and the twelve-month period ended December 31, 2006, we received stop/loss reimbursements of approximately $321,000, $15,000 and $173,000, respectively, which were included in revenue.

Accounts Receivables
Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. We determine the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2007 and December 31, 2006, there was no allowance for doubtful receivables. There was no bad debt expense for the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007, and the twelve months ended December 31, 2006.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line and accelerated methods of depreciation over the estimated useful lives of three to seven years. It is our policy to capitalize purchases of equipment and fixtures that benefit future periods. Repairs and maintenance costs are expensed when incurred.

Accrued Medical Claims Liability
Medical expenses include the costs associated with medical services provided by off-site medical providers; pharmacy, laboratory and radiology fees; professional and general liability insurance as well as other generally related medical expenses. The cost of medical services provided, administered or contracted for are recognized in the period in which they are provided based in part on estimates for unbilled medical services rendered through the balance sheet date. The Company estimates an accrual for unbilled medical services using available utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and other related costs, which are estimated. Additionally, Company personnel review certain inpatient hospital stays and other high cost medical procedures and expenses in order to attempt to identify costs in excess of the historical average rates. Once identified, reserves are determined which take into consideration the specific facts available at that time.

Actual payments and future reserve requirements will differ from the Company's current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company's future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made.

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised, Shared-Based Payments ("SFAS 123R"), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. At December 31, 2006, all stock options were either exercised or expired. We recognized stock-based compensation expense of approximately $556,000 during the year ended December 31, 2007. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

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

Basic and Diluted Loss Per Share
We have adopted SFAS No. 128, Earnings per Share ("SFAS 128"), which requires us to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method).

Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007. FIN 48 provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of our evaluation of the implementation of FIN 48, no material income tax uncertainties were identified. Therefore, we recognized no adjustment for unrecognized income tax benefits during the twelve months ended December 31, 2007. Corporate tax returns for the years 2004 through 2006 remain open to examination by taxing authorities. If interest and penalties are assessed, the Company will recognize them in operating expenses.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. We are currently evaluating the impact that the adoption of this statement will have on our financial position, results of operation and cash flows.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact that the adoption of this Statement will have on our financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141(Revised) ("SFAS 141R"), Business Combinations. SFAS 141R replaces the original SFAS. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The Statement generally requires that acquisition costs be expensed. This Statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. The Statement is effective beginning January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

Presentation of share and Per Share Information
All common stock shares and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

NOTE 3.  Business Combination

The Acquisition of Conmed, Inc. that occurred on January 26, 2007, was recorded using purchase accounting in accordance with SFAS 141. The cost of Conmed, Inc. to our consolidated assets and liabilities is based on their fair value as of that date. The fair value of Conmed, Inc.'s intangible assets was determined by valuations performed by an independent appraiser. The purchase price exceeded the fair value of Conmed, Inc.'s net assets acquired with the excess amount recorded as goodwill.

The purchase price, including related acquisition costs, totaled $10,337,471. This purchase was financed with funds obtained in the Private Placement discussed in Note 4.

The following table details the net assets of Conmed, Inc., acquired:

Conmed, Inc. net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$194,938
Accounts receivable	1,106,866
Prepaid expenses	195,943
Total current assets	1,497,747
PROPERTY AND EQUIPMENT, NET	44,163
OTHER ASSETS
Service contracts acquired	4,500,000
Non-compete agreements acquired	1,000,000
Deposits	2,424
Total other assets	5,502,424
Total assets	7,044,334
CURRENT LIABILITIES
Accounts payable	839,070
Accrued expenses	625,645
Deferred revenue	74,518
Notes payable, current portion	7,362
Total current liabilities	1,546,595
NOTES PAYABLE, LONG-TERM	12,606
Total liabilities	1,559,201
Conmed, Inc. net assets acquired	5,485,133

Goodwill	$4,852,338

The following table details the purchase price of Conmed, Inc:

Conmed, Inc. purchase price
Cash purchase price	$8,000,000
Equity adjustment at closing	30,602
Escrow deposit forfeited	250,000
§338 tax election	110,000
Deal expenses	338,869
Less: Conmed, Inc. cash acquired	(194,938)
Net, cash purchase price	8,534,533
Addback: Conmed, Inc. cash acquired	194,938
Common stock issued to Conmed, Inc.'s shareholders	1,608,000
Total purchase price	$10,337,471

The goodwill amount includes the original escrow deposit of $250,000, which was forfeited when the Acquisition did not close by October 31, 2006, an estimated $338,869 in third party acquisition costs, and 800,000 shares of common stock valued at $1,608,000 at the time of the closing of the Acquisition. An equity adjustment of $30,602 at the time of closing resulting from the minimum contractual equity requirement of $400,000 at the time of closing. The purchase price was adjusted during the fourth quarter of 2007 to reflect additional costs of approximately $560,000 associated with the Acquisition.

The former shareholders of Conmed, Inc. filed an IRS Section 338 (h) (10) ("§338") election to treat the sale as an asset purchase for income tax purposes. This election created additional tax basis in the goodwill and intangible assets. Substantially all of the goodwill and intangible assets listed above will be deductible for income tax purposes in future periods.

The following selected pro forma information from the statements of operations is prepared assuming we had acquired Conmed, Inc. at the beginning of the years presented:

	2007	2006
Revenue	$26,073,040	$16,776,724
Net income	(1,822,193)	(1,727,207)
Basic and diluted earnings (loss) per share	$(0.18)	$(0.17)

The pro forma net income 2007 and for 2006 reflects adjustments made for depreciation and amortization and income taxes as discussed in managements Discussion and Analysis.

The pro forma basic and diluted net loss per share have been calculated assuming the common shares issued in connection with the acquisition of Conmed, Inc. were issued at the beginning of 2006.

NOTE 4.  Private Placement

The following table details the net cash received from the Private Placement after the payment of fees and related expenses.

Acquisition financed by:
Cash received from sale of preferred stock	$15,000,000
Stock issuance costs	(2,237,943)
Net proceeds from sales of preferred stock	12,762,057
Add-back non-cash banker warrant expense	154,940
Net cash received from sale of securities	$12,916,997

NOTE 5.  Common Stock Warrants and Options

Common Stock Warrants

Existing Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

During the 340-day period ended December 31, 2007, 25,000 warrants were exercised using the cashless exercise function and as a result, 23,115 shares of common stock were issued. As of December 31, 2007, 225,000 warrants remain outstanding.

Investor Warrants @ $0.30 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 25% of such investor's subscription amount, divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $0.30. As a result, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share, expiring March 13, 2012.

During the 340-day period ended December 31, 2007, 120,000 warrants were exercised generating net proceeds of $36,000. As of December 31, 2007, 1,380,000 warrants remain outstanding.

Investor Warrants @ $2.50 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 8.3% of such investor's subscription amount, divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $2.50 per share. As a result, we issued to investors warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share, expiring March 13, 2012.

As of December 31, 2007, no warrants have been exercised and 500,000 warrants remain outstanding.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement, we issued to the Maxim Group LLC, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

As of December 31, 2007, no warrants have been exercised and 300,000 warrants remain outstanding.

Summary
As of December 31, 2007, we have outstanding warrants to purchase an aggregate of 2,405,000 shares of common stock at an average exercise price of $1.06 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the 340-day period ended December 31, 2007, 145,000 warrants were exercised resulting in the issuance of 143,115 common shares of stock and generating net proceeds of $36,000.

Common Stock Options
The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan (the "2007 Plan"). The 2007 Plan provides for the grant of 1,600,000 (post-Plan of Recapitalization) incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to five years and expire no later than ten years from the date of grant.

The table below reflects option activity for the period indicated:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	—	—	—	—
Granted	1,737,000	$2.15
Forfeited	(138,333)	2.01
Exercised	—	—
Outstanding, December 31, 2007	1,598,667	$2.16	9.1	$1,228,554

Exercisable at December 31, 2007	100,000	$2.01	9.1	$89,000

Remaining shares available for grant	1,333

During the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007, and the twelve-month period ended December 31, 2006, we recorded stock-based compensation expense net of reversals for forfeited options totaling $556,449, $0 and $0, respectively.

As of December 31, 2007, stock-based compensation expense not yet recognized in income totaled $1,457,328, which is expected to be recognized over a weighted-average remaining period of 3.0 years. The total grant date fair value of stock options vested during the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007, and the twelve-month period ended December 31, 2006 was $117,205, $0, and $0, respectively.

Management intends to issue new shares of Common Stock upon the exercise of options.

During the twelve months ended December 31, 2007, the Board of Directors authorized a stock option grant to purchase 65,000 shares of common stock at an average exercise price of $3.09 per share. This grant was in excess of the total shares available under the 2007 Plan. An increase in the number of shares available to grant has not been approved by the shareholders. We have determined under SFAS 123R that the grant date has not yet occurred for these options. Therefore, no compensation expense has been recognized and these options are not reflected in any of the option tables as outstanding.

For purposes of estimating the fair value of each option on the date of grant, we utilize the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS 123.

The following table presents the weighted-average assumptions, used to estimate the fair values of the stock options granted to employees, using the Black-Scholes option pricing formula: the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our estimate of option exercises since we don’t have historical data. Expected volatility is based on the average reported volatility of the vesting period of a representative sample of six comparable companies in healthcare services niches with market capitalizations between $45 million and $1.5 billion.

The fair value of our stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the 340-day period ended December 31, 2007:

Expected life (years)	6.0
Expected volatility	57.15%
Risk-free interest rate	4.7%
Expected dividend yield	0.0%
Weighted-average fair value of options granted during the period	$1.25

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$2.01	1,364,667	9.08	$2.01	100,000	$2.01
$2.55	40,000	9.26	$2.55	—	$0
$2.95	82,500	9.48	$2.95	—	$0
$3.10	14,500	9.61	$3.10	—	$0
$3.30	97,000	9.20	$3.30	—	$0

	1,598,667	9.11	$2.16	100,000	$2.01

NOTE 6.  Property and Equipment

A summary of property and equipment is as follows:

	SUCCESSOR December 31, 2007	PREDECESSOR December 31, 2006
Furniture	$19,548	$13,900
Equipment	30,693	21,475
Computers	141,178	42,152
Vehicles	36,802	36,087
Construction in progress	93,022	—
Total	321,243	113,614
Accumulated depreciation and amortization	(108,428)	(67,753)
Property and equipment, net	$212,815	$45,861

NOTE 7.  Notes Payable

The Company has a note payable for $13,216 and $20,562 at December 31, 2007 and December, 31, 2006, respectively. The note requires monthly payments of $695 including interest at 5.9%. The note is collateralized by a vehicle.

NOTE 8.  Accrued Expenses

A summary of accrued expenses is as follows:

	SUCCESSOR December 31, 2007	PREDECESSOR December 31, 2006
Accrued salaries and employee benefits	$1,005,852	$806,435
Accrued medical claims liability	542,975	181,544
Other	14,193	—
Total accrued expenses	$1,563,020	$987,979

NOTE 9.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

			Per-Share
			Amount
	Numerator	Denominator	Net (loss)
340 days ended December 31, 2007
Net (loss)	$(1,592,021)	10,310,994	$(0.15)

Earnings (loss) per share and weighted shares outstanding were not calculated for the 25-day period ended January 25, 2007 and the twelve-month period ended December 31, 2006 since these periods reflect activity of the PREDECESSOR and are not applicable to this presentation.

Common stock warrants and options outstanding totaling 4,003,667 shares are not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share.

NOTE 10.  401(k) Plan

We offer a 401(k) plan for the benefit of substantially all of our employees. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 4% of eligible compensation. We also can provide a profit sharing contribution at our discretion. Expenses related to this plan totaled approximately $100,000, $6,000 and $81,000 for the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007 and the year ended December 31, 2006, respectively.

NOTE 11.  Operating Leases

We lease office space and various equipment under certain noncancelable operating leases, which expire at various dates through 2013.

Future minimum annual lease payments at December 31, 2007 are as follows:

Twelve months ending December 31:
2008	$210,458
2009	184,902
2010	149,219
2011	152,170
2012	149,119
Thereafter	12,352
Total	$858,220

Rental expense under operating leases was $44,342, $2,676 and $39,063 for the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007 and the twelve-month period ended December 31, 2006, respectively.

NOTE 12.  Major Customers and Commitments

During the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007 and the twelve months ended December 31, 2006, we had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR For the Period January 26, 2007 to December 31, 2007		PREDECESSOR For the Period January 1, 2007 to January 25, 2007		PREDECESSOR For the Twelve Months Ended December 31, 2006
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$5,386,000	$55,000	$374,000	$26,000	$1,680,000	$10,000
Company B	3,244,000	286,000	240,000	—	3,453,000	293,000
Company C	1,866,000	178,000	135,000	173,000	1,882,000	334,000
Company D	1,862,000	230,000	103,000	127,000	509,000	127,000
Company E	1,442,000	—	101,000	—	1,474,000	—

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At December 31, 2007, the Company had $9,560,061 in outstanding bonds.

NOTE 13.  Income Tax Matters

Approximate deferred taxes consist of the following components:

As of December 31, 2007
Deferred tax asset
Net operating loss carryforwards	$6,498,000
Research and development credit carryforwards	391,000
Intangible assets	640,000
Other timing differences	143,000
7,672,000
Less: valuation allowance	7,466,000
Net deferred tax asset	206,000

Deferred tax liability
Goodwill	(116,000)

Deferred tax asset	$90,000

We have recorded a valuation allowance of $7,466,000 and $6,982,000 against deferred tax assets at December 31, 2007 and December 31, 2006, respectively, to reduce the total to an amount that management believes will more likely than not be realized. Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. We recognized $90,000 of deferred tax assets for the amount we estimate will be realized in the short term. The net operating loss carryforwards will expire in years 2008 through 2026. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company’s ability to utilize its net operating loss carryforwards is currently limited due to Section 382 limitations on change of control. As a result, the maximum benefit the company could realize under current federal tax regulations is approximately $342,000 over the years 2008 to 2026. Similarly, the research and development credit carry foward is also limited due to change of control limitations and the maximum benefit is $162,000 for years 2008 to 2018.

The acquisition of Conmed, Inc. in January 2007 is being treated as an asset acquisition for federal income tax purposes under Section 338(h)(10), which allows the Company to capitalize and amortize for federal income tax purposes over a 15-year period.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pre-tax loss, due to the following:

For 340-Day Period Ended December 31, 2007
Computed federal income tax benefit	$(541,000)
Other, including state income tax benefit	(118,000)
Permanent difference related to stock options	194,000
Expiration of net operating losses	143,000
Change in valuation allowance	484,000
Current income tax expense as shown in statement of operations	$162,000
Tax benefit of warrant exercises separated in additional paid in capital	(162,000)
Total tax expense shown in financial statements	0

At December 31, 2007, we had approximately $16,662,000 of net operating loss carryforwards subject to Internal Revenue Service ("IRS") change of control limitations to offset future federal taxable income.

No amounts have been presented for 2006 as the Predecessor was an S-corporation and as such, not subject to corporate level income taxes.

NOTE 14.  RELATED PARTY TRANSACTIONS

During the first quarter of 2007 and the entire year of 2006, we accrued $4,167 on a monthly basis, plus direct expenses, to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, Chairman of the Company, for administrative services that include: accounting, investor relations, SEC reporting and other consulting services. In addition to these administrative expenses, we also reimbursed Equity Dynamics, Inc. for expenses related to the negotiation and consummation of the Acquisition and Plan of Recapitalization. Such accruals related to Equity Dynamics, Inc. for the 340-day period ended December 31, 2007, the 25-day period ended January 25, 2007 and the twelve-month period ended December 31, 2006 and totaled $8,353, $6,264 and $37,500, respectively. Accounts payable to Equity Dynamics, Inc. as of December 31, 2007 and December 31, 2006 were $0 and $5,796, respectively.

On October 24, 2005, the Company issued 37,500 warrants to purchase common stock. Of these warrants, 30,000 were issued to John Pappajohn and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of the Company's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010. (These figures are adjusted to reflect the 1 for 20 reverse stock split effective as of March 14, 2007).

NOTE 15.  SUBSEQUENT EVENT

On February 29, 2008 we acquired nine healthcare contracts with six counties in Oregon from Emergency Medicine Documentation Consultants, P.C. for cash and stock totaling $490,000. We issued 40,000 warrants expiring on February 28, 2013, at an exercise price of $1.85 to two employees of a holding company controlled by one the Company's directors who assisted us with the acquisition.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference from our 2008 Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2008 Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from our 2008 Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our 2008 Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 13.  EXHIBITS

  (a) The following exhibits are filed as a part of this report.

2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Bylaws (5)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, CONMED and the CONMED Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, CONMED and the CONMED Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 26, 2007, by and between Richard W. Turner and Pace Health Management Systems, Inc. (6)

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc.(6)

10.9	Employment Letter Agreement dated August 21, 2006, by and between Thomas Fry and Pace Health Management Systems, Inc. (6)

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (6)

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc.(4)

10.12	Office Lease Agreement dated November 15, 2004, by and between Susan D. Moxley and Richard R. Olson (dba ConMed, Inc.) (6)

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (7)

10.14	Services Agreement, dated January 31, 2005, by and between The Board of County Commissioners of Sedgwick County, Kansas and ConMed, Inc., as amended (7)

10.15	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and ConMed, Inc., as amended (7)

10.16	Medical Service Agreement, dated July 1, 2004, by and between the Sheriff’s Office of Charles County and ConMed, Inc., as amended (7)

10.17	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and ConMed, Inc., as amended (7)

10.18	Agreement dated April 25, 2005, by and between Howard County and ConMed, Inc., as amended (7)

10.19	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (7)

10.20	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and ConMed, Inc., as amended (7)

10.21	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and ConMed, Inc. (7)

10.22	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (8)

10.23	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (8)

10.24	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (9)

10.25	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (9)

10.26	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (9)

10.27	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (9)

10.28	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (9)

10.29	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007*

21	Subsidiaries *

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007
(10)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 25, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Independent Public Accountants" in the 2008 Proxy Statement and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

March 31, 2008
By /s/ Richard W. Turner
Richard Turner, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008

By /s/ John Pappajohn
John Pappajohn, Chairman of the Board of Directors

By /s/ Richard W. Turner
Richard Turner, President and Chief Executive Officer and Director

By /s/ Edward B. Berger
Edward B. Berger, Director

By /s/ Terry E. Branstad
Terry E. Branstad, Director

By /s/ John W. Colloton
John W. Colloton, Director

By /s/ Howard M. Haft
Howard M. Haft, Executive Vice President and Chief Medical Officer

By /s/ Thomas W. Fry
Thomas W. Fry, Chief Financial Officer and Secretary