Form 10-Q
period 2008-03-31
Conmed Healthcare Management, Inc.
filed 2008-05-14
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2008	0-27554

Conmed Healthcare Management, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7250 Parkway Dr., Suite 400 Hanover, MD 21076
(Address and zip code of principal executive offices)

(410) 567-5520
(Issuer’s telephone -number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.
YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐ Accelerated filer  ☐ Non-Accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 14, 2008
Common Stock, $0.0001 par value per share	12,024,222

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
March 31, 2008 and December 31, 2007	1

Consolidated Statements of Operations
For the three months ended March 31, 2008, the 65-day period January 26, 2007 to March 31, 2007 and the 25-day period January 1, 2007 to January 25, 2007 (Predecessor)	2

Consolidated Statements of Cash Flows
For the three months ended March 31, 2008, the 65-day period January 26, 2007 to March 31, 2007 and the 25-day period January 1, 2007 to January 25, 2007 (Predecessor)	3

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES	18

ITEM 4(T). CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	19

ITEM 3. DEFAULT UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

SIGNATURES	20

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR March 31, 2008 (unaudited)	SUCCESSOR December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,142,788	$7,136,720
Accounts receivable	2,308,950	1,622,424
Prepaid expenses	63,770	214,834
Total current assets	9,515,508	8,973,978
PROPERTY AND EQUIPMENT, NET	385,666	212,815
DEFERRED TAXES	90,000	90,000
OTHER ASSETS
Service contracts acquired, net	2,527,000	2,699,000
Non-compete agreements, net	797,000	749,000
Goodwill	5,068,336	4,852,338
Deposits	13,698	58,698
Total other assets	8,496,034	8,359,036
	$18,397,208	$17,635,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,097,335	$837,144
Accrued expenses	2,329,859	1,563,020
Taxes payable	5,000	5,000
Deferred revenue	189,037	353,075
Notes payable, current portion	88,952	7,798
Total current liabilities	3,710,183	2,766,037
NOTES PAYABLE, LONG-TERM	54,638	5,418
SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of March 31, 2008	--	--
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,024,222 shares as of March 31, 2008	1,202	1,194
Additional paid-in capital	36,221,934	35,901,874
Retained (deficit)	(21,590,749)	(21,038,694)
Total shareholders' equity	14,632,387	14,864,374
	$18,397,208	$17,635,829
See Notes to unaudited Financial Statements

Page -1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	SUCCESSOR For the Three Months Ended March 31, 2008	SUCCESSOR For the Period January 26, 2007 to March 31, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007

Service contract revenue	$7,836,250	$4,046,374	$1,504,565

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	4,114,027	1,902,426	842,575
Medical expenses	2,016,588	1,174,537	439,206
Other operating expenses	233,436	165,066	45,552
Total healthcare expenses	6,364,051	3,242,029	1,327,333

Gross profit	$1,472,199	$804,345	$177,232

Selling and administrative expenses	1,589,012	867,015	92,264
Depreciation and amortization	499,450	499,243	1,698
Total operating expenses	2,088,462	1,366,258	93,962

Operating income (loss)	(616,263)	(561,913)	83,270

INTEREST INCOME (EXPENSE)
Interest income	65,898	59,750	287
Interest (expense)	(1,689)	(178)	(93)
Total interest income	64,209	59,572	194

Income (loss) before income taxes	(552,054)	(502,341)	83,464
Income tax benefit	--	(123,000)	--
Net income (loss)	$(552,054)	$(379,341)	$83,464

LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.11)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	11,989,473	3,439,757
See Notes to unaudited Financial Statements

Page -2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the Three Months Ended March 31, 2008	SUCCESSOR For the Period January 26, 2007 to March 31, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(552,054)	$(379,341)	$83,464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,450	5,243	1,698
Amortization	486,000	494,000	--
Stock-based compensation	120,055	188,990	--
Deferred income taxes	--	(171,000)	--
Changes in working capital components
Decrease (increase) in accounts receivable	(686,526)	29,360	197,327
(Increase) in claims against escrow	--	(338,484)	--
Decrease in prepaid expenses	151,064	284,498	30,687
Decrease in deposits	45,000	--	--
Increase (decrease) in accounts payable	260,191	(267,138)	258,562
Increase (decrease) in accrued expenses	766,839	664,045	(469,320)
Increase in income taxes payable	--	48,000	--
Increase (decrease) in deferred revenue	(164,038)	112,714	(29,155)
Net cash provided by operating activities	439,981	670,887	73,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(186,301)	(4,954)	--
Asset Purchase from EMDC, P.C.	(245,711)	--	--
Acquisition of Conmed, Inc., net of cash acquired	--	(7,557,508)	--
Net cash used in investing activities	(432,012)	(7,562,462)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans	(1,901)	(1,197)	(594)
Net proceeds from Private Placement	--	13,149,140	--
Net cash provided by (used in) financing activities	(1,901)	13,147,943	(594)

Net increase in cash and cash equivalents	6,068	6,256,368	72,669

CASH AND CASH EQUIVALENTS
Beginning	7,136,720	662,305	122,269
Ending	$7,142,788	$6,918,673	$194,938

Page -3 -

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$--	$500,000	$--
Stock (81,081 Shares) for Asset Purchase from EMDC, P.C.	150,000	--	--
Promissory Note payable to EMDC, P.C. for Asset Purchase	132,275	--	--
Warrants (80,000 Shares) for Asset Purchase from EMDC	50,013	--	--
Acquisition expenses paid in prior periods	--	239,935	--
Private Placement expenses paid in prior periods	--	148,651	--
	$332,288	$888,586	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$1,689	$178	$93

See Notes to unaudited Financial Statements

Page -4 -

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Business

Nature of Business
Prior to January 26, 2007, Conmed Healthcare Management, Inc. and its subsidiaries (the "Company") formerly known as Pace Health Management Systems, Inc. traded under the symbol "PCES", was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of March 31, 2008, we were in contract with, and currently providing medical services in twenty-eight counties in five states including: Kansas, Maryland, Oregon, Virginia and Washington.

On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc.

The amounts shown in the Consolidated Statements of Operations and Cash Flows for the 25-day period from January 1, 2007 to January 25, 2007 are all Conmed, Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 65-day period from January 26, 2007 to March 31, 2007 are after the Acquisition and reflect the combined activities of Conmed, Inc. and Conmed Healthcare Management, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The Consolidated Balance Sheet includes the consolidated amounts of Conmed Healthcare Management, Inc., Conmed, Inc. and Conmed Oregon, Inc. as of March 31, 2008 and December 31, 2007 and, as a result, are designated as SUCCESSOR amounts.

Reclassifications
Certain reclassifications have been made to the PREDECESSOR amounts to conform to current presentation of the financial statements.

 NOTE 2.  Significant Accounting Policies

The accompanying unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting requirements of Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, the financial information and disclosures normally included in the financial statements prepared annually in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report of Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full year.

Page -5 -

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

We employed an independent valuation firm to assist management in the identification of the intangible assets acquired and in estimating the fair value of those assets. Estimates of the fair value of the identifiable intangible assets acquired in the Acquisition as of January 26, 2007, are as follows:

Asset	Fair Value
Service contracts acquired	$4,500,000
Non-compete agreements	1,000,000
Goodwill	4,852,338
Total	$10,352,338

Asset Purchase
The Asset Purchase from EMDC was recorded based on FASB Statement No. 141, ("SFAS 141") Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

Estimates of the fair value of the identifiable intangible assets acquired in the Asset Purchase as of February 29, 2008, are as follows:

Asset	Fair Value
Service contracts acquired	$242,000
Non-compete agreements	120,000
Goodwill	215,998
Total	$577,998

In connection with the Asset Purchase from EMDC, the Company has an adjustable note payable for $140,000 and $0 at March 31, 2008 and March 31, 2007, respectively. The note requires monthly payments of $5,833 including interest at 0%, as such, the note is recorded at its present value, using an imputed 6% interest rate, of $132,275. On February 1, 2009, the remaining balance owed shall be adjusted, up or down, based on the performance of the Company’s Northwest Operating Territory.

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. The value of service contracts acquired is represented by the future revenue streams, therefore, the Income Approach is the most applicable fair value measurement approach to value these assets. The operating income streams of service contracts acquired was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Service contracts acquired are amortized over the life of each individual contract, ranging from approximately one to four years.

Page -6 -

Projected amortization of service contracts for the next four years:

For the Twelve Months ended March 31,	Amortization
2009	1,536,000
2010	703,000
2011	230,000
2012	58,000
$2,527,000

Accumulated amortization of service contracts as of March 31, 2008 and 2007 was $2,215,000 and $445,000, respectively.

Service contract amortization expense recognized was approximately $414,000, $445,000 and $0 for the three months ending March 31, 2008, the 65-day period ending March 31, 2007 and the 25-day period ending January 25, 2007, respectively.

Non-Compete Agreements
Non-compete agreements are generally acquired as part of our acquisition agreements. Key considerations in estimating the value of non-compete agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Non-compete agreements are amortized over the lives of the agreements, approximately two to four years.

Projected amortization of non-compete agreements for the next four years:

For the Twelve Months ended March 31,	Amortization
2009	$329,000
2010	322,000
2011	146,000
2012	--
$797,000

Accumulated amortization of non-compete agreements as of March 31, 2008 and 2007 was $323,000 and $49,000, respectively.

Non-compete amortization expense recognized was approximately $72,000, $49,000 and $0 for the three months ending March 31, 2008, the 65-day period ending March 31, 2007 and the 25-day period ending January 25, 2007, respectively.

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

Page -7 -

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2008 and March 31, 2007, cash equivalents consisted of an interest-bearing money market account and a certificate of deposit at a commercial bank.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, or SFAS 157, “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 had no material effect to the financials or related disclosure.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this Statement to specific assets or liabilities.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Conmed, Inc and Conmed Oregon, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Page -8 -

Certain contracts include "stop/loss" limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the three month period ended March 31, 2008, the 65-day period ended March 31, 2007, and the 25-day period ended January 25, 2007, we received stop/loss reimbursements of approximately $145,000, $38,000 and $15,000, respectively, which were included in revenue.

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

Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made.

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised, Shared-Based Payments ("SFAS 123R"), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. We recognized stock-based compensation expense of approximately $120,000, $189,000 and $0 for the three months ended March 31, 2008, the 65-day period ended March 31, 2007 and the 25-day period ended January 25, 2007, respectively. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

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

Page -9 -

New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(Revised) ("SFAS 141R"), Business Combinations. SFAS 141R replaces the original SFAS No. 141. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The Statement generally requires that acquisition costs be expensed. This Statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

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

NOTE 3.  Common Stock Warrants and Options

Common Stock Warrants
For the three months ended March 31, 2008, warrant activity is as follows.

Warrants @ $1.65 per share
In connection with a consulting agreement, we issued to a consultant, a warrant to purchase 120,000 shares of common stock at an exercise price of $1.65 per share expiring February 24, 2013. The warrants will vest over four (4) years and are contingent upon the continued service to the Company of the warrant holder. 30,000 warrants will vest on February 24, 2009 and 2,500 warrants will vest on the 24th of each calendar month thereafter for the following 36 months or until such time as the warrant holder is no longer providing service for the Company. The warrants were valued at $66,909 as of the date of grant using the fair value method which will be recorded as stock-based compensation over the vesting period.

As of March 31, 2008, no warrants have been exercised and 120,000 warrants remain outstanding.

Page -10 -

Warrants @ $1.85 per share
In connection with the asset purchase from EMDC, we issued to two consultants, warrants to purchase 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vest immediately and expire February 28, 2013. The warrants were valued at $50,013 as of the date of grant using the fair value method. This expense has been included in goodwill as deal costs. During the three months ended March 31, 2008, the 65-day period ended March 31, 2007, and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited warrants totaling $1,603, $0 and $0, respectively.

As of March 31, 2008, no warrants have been exercised and 80,000 warrants remain outstanding.

Summary
As of March 31, 2008, we have outstanding warrants to purchase an aggregate of 2,605,000 shares of common stock at an average exercise price of $1.11 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the three months ended March 31, 2008, no warrants were exercised.

Common Stock Options
The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan (the "2007 Plan"). The 2007 Plan provides for the grant of 1,600,000 (post-Plan of Recapitalization) incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the three months ended March 31, 2008, the 65-day period ended March 31, 2007, and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited options totaling $118,452, $0 and $0, respectively.

During the three months ended March 31, 2008, the Board of Directors authorized a stock option grant to purchase 43,500 shares of common stock at an average exercise price of $2.16 per share. This grant was in excess of the total shares available under the 2007 Plan at the time of the award. An increase in the number of shares available to grant has not been approved by the shareholders. We have determined under SFAS 123R that the grant date has not yet occurred for these options. Therefore, no compensation expense has been recognized and these options are not reflected in any of the option tables as outstanding. Additionally, during the three months ended March 31, 2008, 42,500 shares were forfeited and as of March 31, 2008, 43,833 remaining shares are available for grant.

NOTE 4.  Accrued Expenses

A summary of accrued expenses is as follows:

	SUCCESSOR March 31, 2008	SUCCESSOR March 31, 2007
Accrued salaries and employee benefits	$1,532,677	$814,398
Accrued medical claims liability	624,702	200,759
Other	172,480	29,823
Total accrued expenses	$2,329,859	$1,044,980

NOTE 5.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	SUCCESSOR For the Three Months Ended March 31, 2008	SUCCESSOR For the Period January 26, 2007 to March 31, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007
Net income (loss)	$(552,054)	$(379,341)	$83,464
Weighted average shares outstanding	11,989,473	3,439,757	--
Income (loss) per common share	$(0.05)	$(0.11)

Common stock warrants and options outstanding totaling 4,161,167 shares are not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share.

Page -11 -

NOTE 6.  Major Customers and Commitments

During the three months ended March 31, 2008, the 65-day period ended March 31, 2007 and the 25-day period ended January 25, 2007, we had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR		SUCCESSOR		PREDECESSOR
	For the Three Months ended March 31, 2008		For the Period January 26, 2007 to March 31, 2007		For the Period January 1, 2007 to January 25, 2007
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$1,433,000	$1,500	$1,018,000	$1,700	$374,000	$26,000
Company B	1,038,000	1,038,000	629,000	282,000	240,000	--
Company C	719,000	240,000	--	--	--	--
Company D	651,000	217,000	279,000	127,000	103,000	127,000
Company E	504,000	--	364,000	169,000	135,000	173,000
Company F	411,000	297,000	--	--	--	--
Company G	395,000	--	275,000	--	101,000	--

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At March 31, 2008, the Company had $9,560,061 in outstanding bonds.

NOTE 7.  Income Tax Matters

Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. No tax benefit has been recognized for the loss from operations for the three months ended March 31, 2008.

Page -12 -

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

On January 26, 2007, the Company acquired Conmed, Inc. (“Conmed Inc.”), a provider of correctional healthcare services since 1984 the (“Acquisition”). Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by June 2007 it had secured contracts in Kansas, Oregon Virginia and Washington. Currently, Conmed, Inc. is in contract with and services 21 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related IBNR and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-KSB for the year ended December 31, 2007.

Recently adopted accounting standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, or SFAS 157, “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Page -13 -

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this Statement to specific assets or liabilities.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(Revised) ("SFAS 141R"), Business Combinations. SFAS 141R replaces the original SFAS No. 141. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The Statement generally requires that acquisition costs be expensed. This Statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

Presentation of share and per share information

All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Page -14 -

Results of Operations

Three-Months Ended March 31, 2008 compared March 31, 2007
The following discussion of financial results below is derived from proforma unaudited financial statements for the three months ended March 31, 2007 prepared on the basis that the Acquisition was completed on December 31, 2006. The proforma adjustments were based on available information and on assumptions we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management’s estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the transactions set forth above had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments include consolidation of the Company and Conmed, Inc. for the full three-month period plus an adjustment to reflect the amortization of intangible assets, which increased depreciation and amortization on the proforma unaudited financial statements by $184,000.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$7,836,250	100.0%	$5,550,939	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	4,114,027	52.5%	2,745,039	49.5%
Medical expenses	2,016,588	25.7%	1,573,744	28.4%
Other operating expenses	233,436	3.0%	210,617	3.8%
Total healthcare expenses	6,364,051	81.2%	4,529,400	81.6%

Gross profit	1,472,199	18.8%	1,021,539	18.4%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,589,012	20.3%	974,914	17.6%
Depreciation and amortization	499,450	6.4%	676,941	12.2%
Total operating expenses	2,088,462	26.7%	1,651,855	29.8%

Operating loss	(616,263)	(7.9)%	(630,316)	(11.4)%

Net interest income and (expense)	64,209	0.8%	59,765	1.1%

Loss before income taxes	(552,054)	(7.0)%	(570,551)	(10.3)%

Income tax expense	--	0.0%	--	0.0%

Net (loss)	$(552,054)	(7.0)%	$(570,551)	(10.3)

Net revenue, as defined earlier, from medical services provided primarily to correctional institutions for the three months ended March 31, 2008 and 2007, was $7,836,250 and $5,550,939, respectively, which represents an increase of $2,284,467 or 41.1%. The net loss was $552,054 or 7.0% of revenue and $570,551 or 10.3% of revenue for the three months ended March 31, 2008 and 2007, respectively, which represented a decrease of $18,497 or 3.2%.

Revenues
The improvement in revenue for the three months ended March 31, 2008 compared to the same period for the prior year resulted from the addition of new contracts with Jackson County, Oregon; Henrico County, Virginia; Kitsap County, Washington and Wicomico County, Maryland in 2007 plus the revenue generated from the contracts purchased from EMDC on February 29, 2008. Together these contracts accounted for approximately $1,560,950 or 68.3% of the increase in revenue for the period. Revenue improvement totaling approximately $508,219, or 22.2% of the increase, resulted primarily from expansion of the services provided and other volume related activities with a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $215,298 or 9.4% of the increase.

Page -15 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $4,114,027 or 52.5% of revenue for the three month period ended March 31, 2008, compared to $2,745,039 or 49.5% of revenue for the three months ended March 31, 2007. The increase in spending for salaries and employee benefits of $1,368,988 or 49.9% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting primarily from our new medical service contracts and expansions in some of our existing agreements. The primary factors causing the increase in salaries and employee benefits as a percentage of revenue was the addition of new service contracts with Yakima County, WA; Henrico County, VA; Kitsap County, WA and Wicomico County, MD, which provided primarily staffing services. As a result, these three contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expenses
Medical expenses for the three months ended March 31, 2008 and 2007 were $2,016,588 or 25.7% of revenue and $1,573,744 or 28.4% of revenue, respectively, which represented an increase of $442,844 or 28.1%. The increase in spending for medical expenses in absolute dollars reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new “staffing only” contracts in 2007, as detailed above, and was partially offset by increased spending for hospitalization and other out of facility inmate medical visits, or approximately 0.7% of revenue when compared to prior period amounts. In addition, the Jackson County, Oregon contract, which started in May 2007 and provides for full medical services, plus the addition of pharmacy services in Yakima County, Washington in September 2007 increased the spending in absolute dollars.

Other operating expenses
Other operating expenses were $233,436, or 3.0% of revenue, for the three months ended March 31, 2008, compared to $210,617, or 3.8% of revenue, for the three-month period ended March 31, 2007. The increase of $22,819 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising, professional liability insurance performance and payment bonds.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $1,589,012 or 20.3% of revenue and $974,914 or 17.6% of revenue, respectively. The increased expenditures of $614,098 reflects a significant investment in additional management and administrative personnel required to sustain the Company during anticipated future growth, as well as additional costs associated with the relocation of the Company’s headquarters to Hanover, Maryland in February 2008. Additionally, the increased spending reflects higher professional service fees primarily related to implementation of the Company’s Sarbanes-Oxley project and business development, plus accounting fees related to the year-end audit that were not incurred in 2007. Stock based compensation for the three month period ended March 31, 2008 and 2007 was $120,055 and $188,990, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the Acquisition, reflected in both periods. Amortization of service contracts acquired was $499,450, or 6.4% of sales, compared to $676,941, or 12.2% of sales, respectively. The decline primarily reflects lower amortization expense for service contracts acquired as certain individual contracts become fully amortized. Depreciation expense increased $5,649 due to additional capitalized software and office furniture.

Interest income
Interest income was $65,898 for the three months ended March 31, 2008 compared to $60,037 for the same period in 2007.

Page -16 -

Interest expense
Interest expense for the first quarter increased to $1,689 in 2008 compared to $271 in 2007.

Income tax expense
Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. No tax benefit has been recognized for the loss from operations for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities.

Cash flow for the three-month period ended March 31, 2008.
Cash as of March 31, 2008 and December 31, 2007 was $7,142,788 and $7,136,720, respectively.

Cash flows from operations totaled $439,981, reflecting $619,505 in adjustments for depreciation, amortization and stock based compensation to reconcile the net loss to net cash provided by working activities, plus $372,530 in changes in working capital components. The above was partially offset by the net loss of $552,054.

Investing activities used $432,012. The acquisition of EMDC service contracts used $245,711 and purchases of computer and office equipment primarily related to the new office facility used $186,301.

Financing activities used $1,901 in payment on a vehicle loan.

Liquidity
The Company finances its activities through working capital and any funds available through operations and does not have a line of credit.

Loans
As of March 31, 2008, we had a $140,000 promissory note outstanding related to the EMDC asset purchase and $11,154 a for vehicle loan.

Off Balance Sheet Arrangements
The Company is required to provide performance and payment guarantee bonds to county governments under certain contracts. As of March 31, 2008, the Company has two performance bonds totaling $6,864,933 and two payment bonds for $2,695,128, totaling $9,560,061. The surety issuing the bonds has recourse against the Company’s assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of March 31, 2008:

	Total	Due as of 3/31/09	Due as of 3/31/10 and 3/31/11	Due as of 3/31/12 and 3/31/13	Due Thereafter
Automobile Loan	$11,154	$8,248	$2,906	$--	$--
Note Payable	122,500	70,000	52,500	--	--
Equipment Leases	106,087	36,283	63,343	6,461
Automobile Leases	14,760	7,995	6,765	--	--
Office Space Leased	752,026	185,325	298,560	268,142	--
Total Contractual Cash Obligations	$1,006,527	$307,850	$424,074	$274,603	$--

Page -17 -

Effects of Inflation
The Company believes that inflation and changing prices over the past three years have not had a significant impact on its revenue or results of operations.

Potential Future Service Contract Revenue
As of March 31, 2008, the Company had entered into 24 agreements with county governments to provided medical and healthcare services to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s option. The terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $117 million as of March 31, 2008, with a weighted average term of 5.6 years, of which approximately $100 million relates to the option renewal periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page -18 -

PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

There are no material changes in the legal proceedings pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2008, 81,081 shares of common stock were issued in connection with the EMDC asset purchase.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

Page -19 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

May 14, 2008

By /s/ Richard W. Turner Richard W. Turner, Ph.D. President and Chief Executive Officer

May 14, 2008
/s/ Thomas W. Fry Thomas W. Fry Chief Financial Officer and Secretary

Page -20 -