Form 10-Q
period 2008-06-30
Conmed Healthcare Management, Inc.
filed 2008-08-14
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
June 30, 2008	0-27554

Conmed Healthcare Management, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 14, 2008
Common Stock, $0.0001 par value per share	12,024,222

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
June 30, 2008 and December 31, 2007	1

Consolidated Statements of Operations
For the six months ended June 30, 2008, the 156 day period January 26, 2007 to June 30, 2007 , the 25-day period January 1, 2007 to January 25, 2007 (Predecessor) and the three months ended June 30, 2008 and 2007	2

Consolidated Statements of Cash Flows
For the six months ended June 30, 2008, the 156-day period January 26, 2007 to June 30, 2007 and the 25-day period January 1, 2007 to January 25, 2007 (Predecessor)	3

Notes to Consolidated Financial Statements	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES	19

ITEM 4(T). CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	20

ITEM 3. DEFAULT UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

SIGNATURES	21

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR June 30, 2008 (unaudited)	SUCCESSOR December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,251,819	$7,136,720
Accounts receivable	1,780,606	1,622,424
Prepaid expenses	542,789	214,834
Total current assets	9,575,214	8,973,978
PROPERTY AND EQUIPMENT, NET	442,380	212,815
DEFERRED TAXES	90,000	90,000
OTHER ASSETS
Service contracts acquired, net	2,105,000	2,699,000
Non-compete agreements, net	715,000	749,000
Goodwill	5,068,388	4,852,338
Deposits	13,698	58,698
Total other assets	7,902,086	8,359,036
	$18,009,680	$17,635,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$997,100	$837,144
Accrued expenses	2,590,453	1,563,020
Taxes payable	5,000	5,000
Deferred revenue	26,247	353,075
Notes payable, current portion	73,784	7,798
Total current liabilities	3,692,584	2,766,037
NOTES PAYABLE, LONG-TERM	35,777	5,418
SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of June 30, 2008	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,024,222 shares as of June 30, 2008	1,202	1,194
Additional paid-in capital	36,365,126	35,901,874
Retained (deficit)	(22,085,009)	(21,038,694)
Total shareholders' equity	14,281,319	14,864,374
	$18,009,680	$17,635,829

See Notes to unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	SUCCESSOR For the Six Months Ended June 30, 2008	SUCCESSOR For the Period January 26, 2007 to June 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25 2007	SUCCESSOR For the Three Months Ended June 30, 2008	SUCCESSOR For the Three Months Ended June 30, 2007

Service contract revenue	$16,831,113	$10,015,594	$1,504,565	$8,994,863	$5,969,220

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,719,760	4,995,851	842,575	4,605,733	3,093,425
Medical expenses	4,659,923	2,680,219	439,206	2,643,335	1,505,682
Other operating expenses	487,704	411,685	45,552	254,269	246,619
Total healthcare expenses	13,867,387	8,087,755	1,327,333	7,503,337	4,845,726

Gross profit	2,963,726	1,927,839	177,232	1,491,526	1,123,494

Selling and administrative expenses	3,084,421	2,045,301	92,264	1,495,409	1,178,286
Depreciation and amortization	1,029,575	1,071,652	1,698	530,126	572,409
Total operating expenses	4,113,996	3,116,953	93,962	2,025,535	1,750,695

Operating income (loss)	(1,150,270)	(1,189,114)	83,270	(534,009)	(627,201)

INTEREST INCOME (EXPENSE)
Interest income	107,150	143,943	287	41,253	84,193
Interest (expense)	(3,194)	(422)	(93)	(1,504)	(244)
Total interest income	103,956	143,521	194	39,749	83,949

Income (loss) before income taxes	(1,046,314)	(1,045,593)	83,464	(494,260)	(543,252)
Income tax benefit	—	(291,000)	—	—	(168,000)
Net income (loss)	$(1,046,314)	$(754,593)	$83,464	$(494,260)	$(375,252)

LOSS PER COMMON SHARE
Basic and diluted	$(0.09)	$(0.09)		(0.04)	(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	12,006,848	8,389,615		12,024,222	11,833,356

See Notes to unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the Six Months Ended June 30, 2008	SUCCESSOR For the Period January 26, 2007 to June 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,046,314)	$(754,593)	$83,464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	39,575	14,652	1,698
Amortization	990,000	1,057,000	—
Stock-based compensation	263,246	299,449	—
Loss on disposal of property	2,257	—	—
Deferred income taxes	—	(376,000)	—
Changes in working capital components
Decrease (increase) in accounts receivable	(158,182)	(264,283)	197,327
(Increase) in claims against escrow	—	(333,373)	—
Decrease (increase) in prepaid expenses	(327,955)	(32,571)	30,687
Decrease in deposits	45,000	—	—
Increase in accounts payable	159,956	146,558	258,562
Increase (decrease) in accrued expenses	1,027,433	643,374	(469,320)
(Decrease) in deferred revenue	(326,828)	(49,521)	(29,155)
Net cash provided by operating activities	668,188	350,692	73,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(271,397)	(37,313)	—
Asset Purchase from EMDC, P.C.	(245,762)	—	—
Acquisition of Conmed, Inc., net of cash acquired	—	(7,675,097)	—
Net cash used in investing activities	(517,159)	(7,712,410)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings	—	289,368	—
Payments on loans	(35,930)	(134,307)	(594)
Net proceeds from Private Placement	—	13,085,649	—
Proceeds from exercise of warrants	—	33,000	—
Net cash provided by (used in) financing activities	(35,930)	13,273,710	(594)

Net increase in cash and cash equivalents	115,099	5,911,992	72,669

CASH AND CASH EQUIVALENTS
Beginning	7,136,720	662,305	122,269
Ending	$7,251,819	$6,574,297	$194,938

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$—	$500,000	$—
Stock (81,081 Shares) for Asset Purchase from EMDC, P.C.	150,000	—	—
Promissory Note payable to EMDC, P.C. for Asset Purchase	132,275	—	—
Warrants (80,000 Shares) for Asset Purchase from EMDC, P.C.	50,013	—	—
Acquisition expenses paid in prior periods	—	239,935	—
Private Placement expenses paid in prior periods	—	148,652	—
Income tax claims receivable related to tax benefit received from the exercise of warrants	—	85,000	—
Deferred tax effect related to tax benefit received from the exercise of warrants	—	61,000	—
	$332,288	$1,034,587	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$3,194	$422	$93
Income taxes paid	—	85,000	—

See Notes to unaudited Financial Statements

Page - 3 -

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of June 30, 2008, we were in contract with, and currently providing medical services in thirty counties in five states including: Kansas, Maryland, Oregon, Virginia and Washington.

On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc.

The amounts shown in the Consolidated Statements of Operations and Cash Flows for the 25-day period from January 1, 2007 to January 25, 2007 are all Conmed, Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 156-day period from January 26, 2007 to June 30, 2007 are after the Acquisition and reflect the combined activities of Conmed, Inc. and Conmed Healthcare Management, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The Consolidated Balance Sheet includes the consolidated amounts of Conmed Healthcare Management, Inc., Conmed, Inc. and Conmed Oregon, Inc. as of June 30, 2008 and December 31, 2007 and, as a result, are designated as SUCCESSOR amounts.

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

Our interim results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for a full year.

Page - 4 -

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

Acquisition
The Acquisition of Conmed, Inc. was recorded based on FASB Statement No. 141, ("SFAS 141") Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

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

Asset Purchase
On February 29, 2008, the Company completed the purchase of EMDC, P.C.. The Asset Purchase was recorded based on FASB Statement No. 141, ("SFAS 141") Business Combinations, using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

Estimates of the fair value of the identifiable intangible assets acquired in the Asset Purchase as of February 29, 2008, are as follows:

Asset	Fair Value
Service contracts acquired	$242,000
Non-compete agreements	120,000
Goodwill	216,050
Total	$578,050

Net Cash Paid
Purchase Price	$578,050
Stock Issued	(150,000)
Note Issued	(132,275)
Warrants Issued	(50,013)
Total	$245,762

The Company has an adjustable note payable in connection with the Asset Purchase from EMDC, P.C., for $140,000. The note requires monthly payments of $5,833 including interest at 0%, as such, the note is recorded at its present value, using an imputed 6% interest rate, of $132,275. On February 1, 2009, the remaining balance owed shall be adjusted, up or down, based on the performance of the Company’s Northwest Operating Territory.

Page - 5 -

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

Projected amortization of service contracts for the next four years:

For the Twelve Months ended June 30,	Amortization
2009	1,449,000
2010	462,000
2011	173,000
2012	21,000
$2,105,000

Accumulated amortization of service contracts as of June 30, 2008 and 2007 was $2,637,000 and $941,000, respectively.

Service contract amortization expense recognized was approximately $836,000, $941,000 and $0 for the six months ending June 30, 2008, the 156-day period ending June 30, 2007 and the 25-day period ending January 25, 2007, respectively.

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

Projected amortization of non-compete agreements for the next four years:

For the Twelve Months ended June 30,	Amortization
2009	$329,000
2010	285,000
2011	101,000
2012	—
$715,000

Accumulated amortization of non-compete agreements as of June 30, 2008 and 2007 was $405,000 and $116,000, respectively.

Non-compete amortization expense recognized was approximately $154,000, $116,000 and $0 for the six months ending June 30, 2008, the 156-day period ending June 30, 2007 and the 25-day period ending January 25, 2007, respectively.

Page - 6 -

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, or SFAS 157, “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Revenue Recognition
Our principal source of revenue are contracts to provide medical assistance to state and local correctional facilities. Deferred revenue represents amounts that may be paid in advance of delivery under these contracts.

Most of our contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population ("ADP") of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. We have one contract that partially operates on a cost plus basis. The timing of each payment varies per contract. Credit terms are not more than 30 days from the date of invoice.

Page - 7 -

Certain contracts include "stop/loss" limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the six month period ended June 30, 2008, the 156-day period ended June 30, 2007, and the 25-day period ended January 25, 2007, we received stop/loss reimbursements of approximately $475,000, $127,000 and $15,000, respectively, which were included in revenue.

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

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised, Shared-Based Payments ("SFAS 123R"), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. We recognized stock-based compensation expense of approximately $263,000, $299,000 and $0 for the six months ended June 30, 2008, the 156-day period ended June 30, 2007 and the 25-day period ended January 25, 2007, respectively. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

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

Page - 8 -

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

Common Stock Warrants
For the six months ended June 30, 2008, warrant activity is as follows.

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

As of June 30, 2008, no warrants have been exercised and 120,000 warrants remain outstanding.

Warrants @ $1.85 per share
In connection with the asset purchase from EMDC, P.C., we issued to two consultants, warrants to purchase 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vest immediately and expire February 28, 2013. The warrants were valued at $50,013 as of the date of grant using the fair value method. This expense has been included in goodwill as deal costs.

As of June 30, 2008, no warrants have been exercised and 80,000 warrants remain outstanding.

Summary
During the six months ended June 30, 2008, the 156-day period ended June 30, 2007, and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited warrants totaling $14,197, $0 and $0, respectively.

As of June 30, 2008, we have outstanding warrants to purchase an aggregate of 2,605,000 shares of common stock at an average exercise price of $1.11 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the six months ended June 30, 2008, no warrants were exercised.

Page - 9 -

Common Stock Options
The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan (the "2007 Plan"). The 2007 Plan provides for the grant of 1,600,000 (post-Plan of Recapitalization) incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. On May 29, 2008, the 2007 Plan was amended to increase the total number of shares available to 2,350,000. The 2007 Plan is administered by the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the six months ended June 30, 2008, the 156-day period ended June 30, 2007, and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited options totaling $249,050, $299,449 and $0, respectively.

During the six months ended June 30, 2008, the Board of Directors authorized options to purchase 112,500 of common stock at an average exercise price of $2.26 per share. Additionally, during the six months ended June 30, 2008, 43,750 shares were forfeited and as of June 30, 2008, 617,583 remaining shares are available for grant.

NOTE 4.  Accrued Expenses

A summary of accrued expenses is as follows:

	SUCCESSOR June 30, 2008	SUCCESSOR June 30, 2007
Accrued salaries and employee benefits	$1,218,843	$813,434
Accrued medical claims liability	1,274,530	528,665
Other	97,080	10,117
Total accrued expenses	$2,590,453	$1,352,216

NOTE 5.  Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	SUCCESSOR For the Six Months Ended June 30, 2008	SUCCESSOR For the Period January 26, 2007 to June 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007
Net income (loss)	$(1,046,314)	$(754,593)	$83,464
Weighted average shares outstanding	12,024,222	8,389,615	—
Income (loss) per common share	$(0.09)	$(0.09)

Common stock warrants and options outstanding totaling 4,337,417 shares are not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per common share.

Page - 10 -

NOTE 6.  Major Customers and Commitments

During the six months ended June 30, 2008, the 156-day period ended June 30, 2007 and the 25-day period ended January 25, 2007, we had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR For the Six Months ended June 30, 2008		SUCCESSOR For the Period January 26, 2007 to June 30, 2007		PREDECESSOR For the Period January 1, 2007 to January 25, 2007
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$3,066,000	$41,000	$2,548,000	$—	$374,000	$26,000
Company B	2,080,000	349,000	1,532,000	242,000	240,000	—
Company C	1,446,000	247,000	—	—	—	—
Company D	1,305,000	221,000	687,000	127,000	103,000	127,000
Company E	1,077,000	223,000	866,000	150,000	135,000	173,000
Company F	836,000	95,000	—	—	—	—

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At June 30, 2008, the Company had $9,560,061 in outstanding bonds.

NOTE 7.  Income Tax Matters

Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. No tax benefit has been recognized for the loss from operations for the six months ended June 30, 2008.

Page - 11 -

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

On January 26, 2007, the Company acquired Conmed, Inc. (“Conmed Inc.”), a provider of correctional healthcare services since 1984 the (“Acquisition”). Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by June 2007 it had secured contracts in Kansas, Oregon, Virginia and Washington. Conmed, Inc. was in contract with and serviced 21 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business.

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

Page - 12 -

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

Presentation of share and per share information

All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Page - 13 -

Results of Operations

Three-Months Ended June 30, 2008 compared June 30, 2007
The following discussion of financial results below is derived from unaudited financial statements for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$8,994,863	100.0%	$5,969,220	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	4,605,733	51.2%	3,093,425	51.8%
Medical expenses	2,643,335	29.4%	1,505,682	25.2%
Other operating expenses	254,269	2.8%	246,619	4.1%
Total healthcare expenses	7,503,337	83.4%	4,845,726	81.2%

Gross profit	1,491,526	16.6%	1,123,494	18.8%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,495,409	16.6%	1,178,286	19.7%
Depreciation and amortization	530,126	5.9%	572,409	9.6%
Total operating expenses	2,025,535	22.5%	1,750,695	29.3%

Operating loss	(534,009)	(5.9)%	(627,201)	(10.5)%

Net interest income and (expense)	39,749	0.4%	83,949	1.4%

Loss before income taxes	(494,260)	(5.5)%	(543,252)	(9.1)%

Income tax expense	—	0.0%	(168,000)	2.8%

Net (loss)	$(494,260)	(5.5)%	$(375,252)	(6.3)%

Net revenue, as defined earlier, from medical services provided primarily to correctional institutions for the three months ended June 30, 2008 and 2007, was $8,994,863 and $5,969,220, respectively, which represents an increase of $3,025,643 or 50.7%. The net loss was $494,260 or 5.5% of revenue and $375,252 or 6.3% of revenue for the three months ended June 30, 2008 and 2007, respectively, which represented an increased loss of $119,008.

Revenues
The improvement in revenue for the three months ended June 30, 2008 compared to the same period for the prior year resulted from the addition of new contracts since March 31, 2007, totaling $2.2 million: Henrico County, VA; Jackson County, OR; Kitsap County, WA, Yakima County Juvenile and Wicomico County MD, Chesapeake County, VA; Douglas County, OR, as well as the contracts in Oregon acquired from EMDC, P.C. in February. Together these contracts accounted for approximately $2,243,508 or 74.1% of the increase in revenue for the period. Revenue improvement totaling approximately $496,939, or 16.4% of the increase; resulted primarily from expansion of the services provided in Sedgwick County, KA; Yakima County, WA; Harford County, MD and Dorchester County, MD plus other volume related activities with a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $285,196 or 9.4% of the increase.

Page - 14 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $4,605,733 or 51.2% of revenue for the three months ended June 30, 2008, compared to $3,093,425 or 51.8% of revenue for the three months ended June 30, 2007. The increase in spending for salaries and employee benefits of $1,512,308 or 48.9% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts and expansions in some of our existing agreements. The primary factors causing the decrease in salaries and employee benefits as a percentage of revenue was the reduction of paid overtime as a percentage of wages.

Medical expenses
Medical expenses for the three months ended June 30, 2008 and 2007 were $2,643,335 or 29.4% of revenue and $1,505,682 or 25.2% of revenue, respectively, which represented an increase of $1,137,653 or 75.6%. The increase in spending for medical expenses in absolute dollars reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. The increase in spending as a percentage of revenue results from an increase in out-of-facility expenses for hospitalization and other related expenditures primarily in Baltimore County, MD. Out-of facility medical expenses are more volatile and other healthcare expense as the number of inmates requiring hospitalization and related care in any given financial period can vary greatly.

Other operating expenses
Other operating expenses were $254,269, or 2.8% of revenue, for the three months ended June 30, 2008, compared to $246,619, or 4.1% of revenue, for the three-month period ended June 30, 2007. The increase of $7,650 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts. The decrease in other medical expenses as a percentage of revenue reflects lower spending for employee advertising as well as reduced spending as a percentage of revenue for professional liability insurance.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $1,495,409 or 16.6% of revenue and $1,178,286 or 19.7% of revenue, respectively. The increase of $317,123 or 26.9% reflects investment in additional management and administrative and management personnel required to support the Company due to the increase in service contracts as well as additional costs associated with the Company’s new headquarters at Hanover, Maryland in February 2008. Equity based compensation for the three month period ended June 30, 2008 and 2007 was $143,192 and $110,460, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the purchase of medical service contracts from EMDC, P.C. in February 2008. Amortization of service contracts acquired was $422,000, or 4.7% of sales, compared to $496,000, or 8.3% of sales, respectively. The decline primarily reflects lower amortization expense for service contracts acquired as certain individual contracts become fully amortized. Amortization of non-compete agreements was $82,000, or 0.9% of sales, compared to $67,000, or 1.1% of sales, respectively. Depreciation expense increased to $26,126 compared to $9,409 due primarily to capital expenditures associate with the new corporate office .

Interest income
Interest income was $41,253 for the three months ended June 30, 2008 compared to $84,193 for the same period in 2007. Cash balances in the second quarter of 2008 were slightly higher compared to the second quarter of 2007, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the second quarter increased to $1,504 in 2008 compared to $244 in 2007.

Income tax expense
Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards, as a result no tax benefit has been recognized for the loss from operations for the three months ended June 30, 2008. The tax benefit of $168,000 in the second quarter of 2007 was reversed following the 338 tax election by the Company later in the year.

Page - 15 -

Six-Months Ended June 30, 2008 compared June 30, 2007

The following discussion of financial results below is derived from proforma unaudited financial statements for the six months ended June 30, 2008 prepared on the basis that the acquisition of Conmed was completed on December 31, 2006. The proforma adjustments were based on available information and on assumptions we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management’s estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the transactions set forth above had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments include consolidation of the Company and Conmed, Inc. for the full six-month period plus an adjustment to reflect the amortization of intangible assets, which increased depreciation and amortization on the proforma unaudited financial statements by $184,000.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$16,831,113	100.0%	$11,520,159	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,719,760	51.8%	5,838,464	50.7%
Medical expenses	4,659,923	27.7%	3,079,426	26.7%
Other operating expenses	487,704	2.9%	457,236	4.0%
Total healthcare expenses	13,867,387	82.4%	9,375,126	81.4%

Gross profit	2,963,726	17.6%	2,145,033	18.6%

OPERATING EXPENSES:
Selling, general & administrative expenses	3,084,421	18.3%	2,153,200	18.7%
Depreciation and amortization	1,029,575	6.1%	1,249,350	10.8%
Total operating expenses	4,113,996	24.4%	3,402,550	29.5%

Operating loss	(1,150,270)	(6.8)%	(1,257,517)	(10.9)%

Net interest income and (expense)	103,956	0.6%	143,714	1.2%

Loss before income taxes	(1,046,314)	(6.2)%	(1,113,803)	(9.7)%

Income tax (benefit)	—	0.0%	(429,000)	(3.7)%

Net (loss)	$(1,046,314)	(6.2)%	$(684,803)	(5.9)%

Net revenue, as defined earlier, from medical services provided primarily to correctional institutions for the six months ended June 30, 2008 and 2007, was $16,831,113 and $11,520,159, respectively, which represents an increase of $5,310,954 or 46.1%. The net loss was $1,046,314 or 6.2% of revenue and $684,803 or 5.9% of revenue for the six months ended June 30, 2008 and 2007, respectively, which represented an increase loss of $361,511.

Revenues
The increase in revenue for the six months ended June 30, 2008 compared to the same period for the prior year resulted from the addition of new contracts. Together these contracts accounted for approximately $4,149,143 or 78.1% of the increase in revenue for the period. Revenue improvement totaling approximately $596,097, or 11.2% of the increase; resulted primarily from expansion of the services provided plus other volume related activities with a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $565,714 or 10.7% of the increase.

Page - 16 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $8,719,760 or 51.8% of revenue for the six month period ended June 30, 2008, compared to $5,838,464 or 50.7% of revenue for the same six month period in 2007. The increase in spending for salaries and employee benefits of $2,881,296 or 49.4% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts and expansions in some of our existing agreements.

Medical expenses
Medical expenses for the six months ended June 30, 2008 and 2007 were $4,659,923 or 27.7% of revenue and $3,079,426 or 26.7% of revenue, respectively, which represented an increase of $1,580,497 or 51.3%. The increase in spending for medical expenses in absolute dollars reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. The increase in spending as a percentage of revenue results from an increase in out-of-facility expenses for hospitalization and other related expenditures primarily in Baltimore County, MD. Out-of facility medical expenses are more volatile than other healthcare expense as the number of inmates requiring hospitalization and related care in any given financial period can vary greatly.

Other operating expenses
Other operating expenses were $487,704, or 2.9% of revenue, for the six months ended June 30, 2008, compared to $457,236, or 4.0% of revenue, for the six-month period ended June 30, 2007. The increase of $30,468 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts. The decrease in other medical expenses as a percentage of revenue reflects lower spending for employee advertising as well as reduced spending as a percentage of revenue for professional liability insurance.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $3,084,421 or 18.3% of revenue and $2,153,200 or 18.7% of revenue, respectively. The increase of $931,221 or 43.2% reflects investment in additional management and administrative personnel required to support the Company due to the increase in service contracts as well as additional costs associated with the Company’s new headquarters at Hanover, Maryland in February 2008. Equity based compensation for the six month period ended June 30, 2008 and 2007 was $263,247 and $299,449, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the purchase of medical service contracts from EMDC, P.C. in February 2008. Amortization of service contracts acquired for the six months ended June 20, 2008 was $836,000, compared to $1,098,000 for the proforma six month period ended June 30, 2007. The reduced amortization primarily reflects certain individual medical service contracts that have become fully amortized. Amortization of non-compete agreements was $154,000 and $135,000. Depreciation expense increased to $39,575 compared to $16,350 due primarily to capital expenditures associate with the new corporate office.

Interest income
Interest income for the six months ended June 30, 2008 and 2007 was $107,150 and $144,229, respectively, reflecting lower short-term average interest rates for the period that were partially offset by higher cash balances.

Interest expense
Interest expense for the second quarter increased to $3,194 in 2008 compared to $515 in 2007.

Income tax expense
Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards, as a result no tax benefit has been recognized for the loss from operations for the six months ended June, 2008. The proforma tax benefit of $429,000 for the six months ended June 30, 2007 was reversed following the 338 tax election by the Company later in the year.

Page - 17 -

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities.

Cash flow for the six-month period ended June 30, 2008.
Cash as of June 30, 2008 and December 31, 2007 was $7,251,819 and $7,136,720, respectively.

Cash flows from operations totaled $668,188, reflecting $1,295,079 in adjustments for depreciation, amortization and stock based compensation to reconcile the net loss to net cash provided by working activities, plus $419,424 in changes in working capital components. The above was partially offset by the net loss of $1,046,314.

Investing activities used $517,159. The acquisition of EMDC, P.C. service contracts used $245,762 and purchases of computer and office equipment primarily related to the new office facility used $271,397.

Financing activities used $35,930 reflecting payments on a promissory note related to the EMDC,P.C. acquisition of $32,101 and $3,830 on a vehicle loan.

Liquidity
The Company finances its activities through working capital and any funds available through operations and does not maintain a line of credit.

Loans
As of June 30, 2008, we owed $105,000 on a promissory note outstanding with zero percent interest that is reflected on the balance sheet at $100,174 related to the EMDC, P.C. asset purchase and $9,386 on a vehicle loan.

Off Balance Sheet Arrangements
The Company is required to provide performance and payment guarantee bonds to county governments under certain contracts. As of June 30, 2008, the Company has two performance bonds totaling $6,864,933 and two payment bonds for $2,695,128, totaling $9,560,061. The surety issuing the bonds has recourse against the Company’s assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents the Company’s expected cash requirements for contractual obligations outstanding as of June 30, 2008:

	Total	Due as of 6/30/09	Due as of 6/30/10 and 6/30/11	Due as of 6/30/12 and 6/30/13	Due Thereafter
Automobile Loan	$9,092	$8,248	$844	$—	$—
Note Payable	105,000	70,000	35,000	—	—
Equipment Leases	97,017	36,283	56,426	4,308
Automobile Leases	60,328	24,845	35,483	—	—
Office Space Leased	702,727	178,121	292,440	232,166	—
Total Contractual Cash Obligations	$974,164	$317,497	$420,193	$236,474	$—

Effects of Inflation
The Company believes that inflation and changing prices over the past three years have not had a significant impact on its revenue or results of operations.

Page - 18 -

Potential Future Service Contract Revenue
As of June 30, 2008, the Company had entered into 30 agreements with county governments to provide medical and healthcare services to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $142 million as of June 30, 2008, with a weighted average term of 5.1 years, of which approximately $108 million relates to the option renewal periods.

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

Page - 19 -

PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

There are no material changes in the legal proceedings pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held its Annual Meeting of Stockholders on October 28, 2004.

B.	Not Applicable

C.
Five directors were elected. John Pappajohn, Richard W. Turner, Edward B. Berger, Terry E. Branstad, John W. Colloton until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified. The minimum number of votes cast in favor of their elections was 9,844,285.

The second matter voted upon was the ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2008. The votes cast were as follows: Votes for: 9,635,125; Votes against: 5,000; and Votes abstained: 882,351.

A third matter voted upon was the approval of an amendment to the Company's 2007 Stock Option/Stock Plan covering an increase of 750,000 shares to a total 2,350,000 shares. The votes cast were as follows: Votes for: 6,650,798; Votes against: 2,619,799 and Votes abstained: 139,278.

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

Page - 20 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

August 14, 2008
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
President and Chief Executive Officer

August 14, 2008
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary

Page - 21 -