Form 10-Q
period 2008-09-30
Conmed Healthcare Management, Inc.
filed 2008-11-13
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number:
0-27554

Conmed Healthcare Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Parkway Dr., Suite 400 Hanover, MD	21076
(Address of principal executive offices)	(Zip Code)

(410) 567-5520
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 13, 2008
Common Stock, $0.0001 par value per share	12,457,539

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007	1

Consolidated Statements of Operations
For the nine months ended September 30, 2008, the 248 day period January 26, 2007 to September 30, 2007 , the 25-day period January 1, 2007 to January 25, 2007 (Predecessor) and the three months ended September 30, 2008 and 2007	2

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008, the 248-day period January 26, 2007 to September 30, 2007 and the 25-day period January 1, 2007 to January 25, 2007 (Predecessor)	3

Notes to Consolidated Financial Statements	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4(T). CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21

SIGNATURES	22

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR September 30, 2008 (unaudited)	SUCCESSOR December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,229,776	$7,136,720
Accounts receivable	2,709,170	1,622,424
Prepaid expenses	492,414	214,834
Total current assets	11,431,360	8,973,978
PROPERTY AND EQUIPMENT, NET	495,606	212,815
DEFERRED TAXES	390,000	90,000
OTHER ASSETS
Service contracts acquired, net	1,716,000	2,699,000
Non-compete agreements, net	633,000	749,000
Goodwill	5,068,478	4,852,338
Deposits	38,699	58,698
Total other assets	7,456,177	8,359,036
	$19,773,143	$17,635,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$886,868	$837,144
Accrued expenses	3,817,573	1,563,020
Taxes payable	208,260	5,000
Deferred revenue	219,152	353,075
Notes payable, current portion	74,200	7,798
Total current liabilities	5,206,053	2,766,037
NOTES PAYABLE, LONG-TERM	17,327	5,418
SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of September 30, 2008	--	--
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,024,222 shares as of September 30, 2008	1,202	1,194
Additional paid-in capital	36,525,100	35,901,874
Retained (deficit)	(21,976,539)	(21,038,694)
Total shareholders' equity	14,549,763	14,864,374
	$19,773,143	$17,635,829

See Notes to unaudited Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	SUCCESSOR For the Nine Months Ended September 30, 2008	SUCCESSOR For the Period January 26, 2007 to September 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25 2007	SUCCESSOR For the Three Months Ended September 30, 2008	SUCCESSOR For the Three Months Ended September 30, 2007

Service contract revenue	$28,362,281	$16,980,432	$1,504,565	$11,531,168	$6,964,838

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	14,695,467	8,640,886	842,575	5,975,707	3,645,035
Medical expenses	7,702,791	4,530,430	439,206	3,042,867	1,850,211
Other operating expenses	933,932	651,230	45,552	446,228	239,545
Total healthcare expenses	23,332,190	13,822,546	1,327,333	9,464,802	5,734,791

Gross profit	5,030,091	3,157,886	177,232	2,066,366	1,230,047

Selling and administrative expenses	4,574,429	3,150,816	92,264	1,490,008	1,105,514
Depreciation and amortization	1,533,870	1,593,046	1,698	504,295	521,394
Total operating expenses	6,108,299	4,743,862	93,962	1,994,303	1,626,908

Operating income (loss)	(1,078,208)	(1,585,976)	83,270	72,063	(396,861)

INTEREST INCOME (EXPENSE)
Interest income	145,085	228,628	287	37,934	84,685
Interest (expense)	(4,721)	(3,638)	(93)	(1,527)	(3,216)
Total interest income	140,364	224,990	194	36,407	81,469

Income (loss) before income taxes	(937,844)	(1,360,986)	83,464	108,470	(315,392)
Income tax benefit	--	--	--	--	291,000
Net income (loss)	$(937,844)	$(1,360,986)	$83,464	$108,470	$(606,392)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.08)	$(0.14)		0.01	(0.05)
Diluted	$(0.08)	$(0.14)		0.01	(0.05)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,012,681	9,705,520		12,024,222	11,937,489
Diluted	12,012,681	9,705,520		13,305,347	11,937,489

See Notes to unaudited Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SUCCESSOR For the Nine Months Ended September 30, 2008	SUCCESSOR For the Period January 26, 2007 to September 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(937,844)	$(1,360,986)	$83,464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72,870	27,046	1,698
Amortization	1,461,000	1,566,000	--
Stock-based compensation	423,221	423,370	--
Loss on disposal of property	2,257	--	--
Deferred income taxes	(300,000)	--	--
Changes in working capital components
Decrease (increase) in accounts receivable	(1,086,746)	(1,011,502)	197,327
(Increase) in taxes receivable	--	(85,000)	--
(Increase) in claims against escrow	--	(370,283)	--
Decrease (increase) in prepaid expenses	(277,580)	71,924	30,687
Decrease (increase) in deposits	19,999	(200)	--
Increase in accounts payable	49,724	97,292	258,562
Increase (decrease) in accrued expenses	2,254,553	987,664	(469,320)
Increase in income taxes payable	203,260	--	--
Increase (decrease) in deferred revenue	(133,923)	63,616	(29,155)
Net cash provided by operating activities	1,750,791	408,941	73,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(357,918)	(87,751)	--
Asset Purchase from EMDC, P.C.	(245,853)	--	--
Acquisition of Conmed, Inc., net of cash acquired	--	(7,675,097)	--
Net cash used in investing activities	(603,771)	(7,762,848)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings	--	289,368	--
Payments on loans	(53,964)	(198,799)	(594)
Net proceeds from Private Placement	--	13,085,649	--
Proceeds from exercise of warrants	--	36,000	--
Net cash provided by (used in) financing activities	(53,964)	13,212,218	(594)

Net increase in cash and cash equivalents	1,093,056	5,858,311	72,669

CASH AND CASH EQUIVALENTS
Beginning	7,136,720	662,305	122,269
Ending	$8,229,776	$6,520,616	$194,938

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$--	$500,000	$--
EMDC Asset Purchase, common stock 81,081 shares	150,000	--	--
EMDC Asset Purchase, promissory note payable	132,275	--	--
EMDC Asset Purchase, warrants 80,000 shares	50,013	--	--
Acquisition expenses paid in prior periods	--	239,935	--
Private Placement expenses paid in prior periods	--	148,652	--
	$332,288	$888,587	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$4,721	$3,638	$93
Income taxes paid	96,740	85,000	--

See Notes to unaudited Financial Statements

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Business

Nature of Business
Prior to January 26, 2007, Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the Company, unless otherwise specified or the context otherwise requires) formerly known as Pace Health Management Systems, Inc. traded under the symbol "PCES", was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. As of September 30, 2008, we were in contract with, and currently providing medical services in thirty-two counties in six states including: Arizona, Kansas, Maryland, Oregon, Virginia and Washington.

The amounts shown in the Consolidated Statements of Operations and Cash Flows for the 25-day period from January 1, 2007 to January 25, 2007 are all Conmed, Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the 248-day period from January 26, 2007 to September 30, 2007 are after the Acquisition and reflect the combined activities of Conmed, Inc. and Conmed Healthcare Management, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The Consolidated Balance Sheet includes the consolidated amounts of Conmed Healthcare Management, Inc., Conmed, Inc. and Conmed Oregon, Inc. as of September 30, 2008 and December 31, 2007 and, as a result, are designated as SUCCESSOR amounts.

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

Our interim results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for a full year.

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

Acquisition
The acquisition of Conmed, Inc. was recorded based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations ("SFAS 141"), using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at "fair value" (see definition in Standard of Value section below). SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion. SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

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

Asset Purchase
On February 29, 2008, the Company completed the purchase of all of the assets of EMDC, P.C. (the “Asset Purchase”). The Asset Purchase was recorded based on SFAS 141 using the purchase method as further described above. Estimates of the fair value of the identifiable intangible assets acquired in the Asset Purchase as of February 29, 2008, are as follows:

Asset	Fair Value
Service contracts acquired	$242,000
Non-compete agreements	120,000
Goodwill	216,140
Total	$578,140

Net Cash Paid
Purchase Price	$578,140
Stock Issued	(150,000)
Note Issued	(132,275)
Warrants Issued	(50,012)
Total	$245,853

The Company has an adjustable note payable in connection with the Asset Purchase in the principal amount of $140,000. The note requires monthly payments of $5,833 including interest at 0%, as such, the note is recorded at its present value, using an imputed 6% interest rate, of $132,275. On February 1, 2009, the remaining balance owed shall be adjusted, up or down, based on the performance of the Company’s Northwest Operating Territory.

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

Projected amortization of service contracts for the next three years:

For the Twelve Months ended September 30,	Amortization
2009	$1,198,000
2010	375,000
2011	143,000
$1,716,000

Accumulated amortization of service contracts as of September 30, 2008 and 2007 was $3,026,000 and $1,382,000, respectively.

Service contract amortization expense recognized was approximately $1,225,000, $1,382,000 and $0 for the nine months ended September 30, 2008, the 248-day period ended September 30, 2007 and the 25-day period ended January 25, 2007, respectively and was approximately $389,000 and $441,000 for the three months ended September 30, 2008 and 2007, respectively.

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

Projected amortization of non-compete agreements for the next three years:

For the Twelve Months ended September 30,	Amortization
2009	$329,000
2010	247,000
2011	57,000
$633,000

Accumulated amortization of non-compete agreements as of September 30, 2008 and 2007 was $487,000 and $184,000, respectively.

Non-compete amortization expense recognized was approximately $236,000, $184,000 and $0 for the nine months ended September 30, 2008, the 248-day period ended September 30, 2007 and the 25-day period ended January 25, 2007, respectively and was approximately $82,000 and $68,000 for the three months ended September 30, 2008 and 2007, respectively.

Goodwill
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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect the fair value option under this Statement to specific assets or liabilities.

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

Certain contracts include "stop/loss" limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the nine month period ended September 30, 2008, the 248-day period ended September 30, 2007, and the 25-day period ended January 25, 2007, we received stop/loss reimbursements of approximately $858,000, $276,000 and $15,000, respectively, which were included in revenue and during the three month period ended September 30, 2008 and 2007, we received stop/loss reimbursements of approximately $383,000 and $113,000, respectively.

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

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised, Shared-Based Payments ("SFAS 123R"), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. The Statement is effective beginning January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

Presentation of Share and Per Share Information
All common stock shares and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

NOTE 3.  Common Stock Warrants and Options

Common Stock Warrants
For the nine months ended September 30, 2008, we issued warrants as follows.

Warrants @ $1.65 per share
In connection with a consulting agreement, we issued to a consultant a warrant to purchase 120,000 shares of common stock at an exercise price of $1.65 per share expiring February 24, 2013. The warrant vests over four (4) years and is contingent upon the continued service to the Company of the warrant holder. One-quarter of the warrant vests on February 24, 2009 and one thirty-sixth of the warrant will vest on the 24th day of each calendar month thereafter for the following 36 months or until such time as the warrant holder is no longer providing service for the Company. The warrant was valued at $66,909 as of the date of grant using the fair value method which will be recorded as stock-based compensation over the vesting period.

As of September 30, 2008, the warrant holder is no longer providing service for the Company and the warrant to purchase 120,000 shares has been forfeited. Expense of $14,197 that was recorded in the first and second quarters of 2008 were reversed in the third quarter.

Warrants @ $1.85 per share
In connection with the Asset Purchase, we issued to two consultants warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vest immediately and expire February 28, 2013. The warrants were valued at $50,013 as of the date of grant using the fair value method. This expense has been included in goodwill as acquisition costs.

As of September 30, 2008, no warrants have been exercised and the warrants remain outstanding.

Summary
During the nine months ended September 30, 2008, the 248-day period ended September 30, 2007, and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited warrants totaling $0, $0 and $0, respectively and during the three months ended September 30, 2008 and 2007 we recorded stock-based compensation expense net of reversals for forfeited warrants totaling ($14,197) and $0, respectively.

As of September 30, 2008, we have outstanding warrants to purchase an aggregate of 2,485,000 shares of common stock at an average exercise price of $1.09 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the nine months ended September 30, 2008, a warrant to purchase 120,000 shares of our common stock was issued, no warrants were exercised and a warrant to purchase 120,000 shares of our common stock was forfeited.

Common Stock Options
The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan (the "2007 Plan"). The 2007 Plan provides for the grant of up to 2,350,000 (post-Plan of Recapitalization) incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the nine months ended September 30, 2008, the 248-day period ended September 30, 2007, and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited options totaling approximately $423,000, $423,000 and $0, respectively and during the three months ended September 30, 2008 and 2007 we recorded stock-based compensation expense net of reversals for forfeited options totaling approximately $174,000 and $123,000, respectively.

During the nine months ended September 30, 2008, the Board of Directors authorized options to purchase 250,000 shares of common stock at an average exercise price of $2.34 per share. Additionally, during the nine months ended September 30, 2008, options to purchase 44,000 shares were forfeited and as of September 30, 2008, 480,333 shares remain available for grant.

NOTE 4.  Accrued Expenses

A summary of accrued expenses is as follows:

	SUCCESSOR September 30, 2008	SUCCESSOR December 31, 2007
Accrued salaries and employee benefits	$2,222,353	$1,005,852
Accrued medical claims liability	1,354,984	542,975
Other	240,236	14,193
Total accrued expenses	$3,817,573	$1,563,020

NOTE 5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per-share:

	SUCCESSOR For the Nine Months Ended September 30, 2008	SUCCESSOR For the Period January 26, 2007 to September 30, 2007	PREDECESSOR For the Period January 1, 2007 to January 25 2007	SUCCESSOR For the Three Months Ended September 30, 2008	SUCCESSOR For the Three Months Ended September 30, 2007
Numerator for basic and diluted earnings per share:
Net income (loss)	$(937,844)	$(1,360,986)	$83,464	$108,470	$(375,252)

Denominator:
Weighted-average basic shares outstanding	12,012,681	9,705,520		12,024,222	11,937,489
Assumed conversion of dilutive securities:
Stock options	--	--		67,145	--
Warrants	--	--		1,213,980	--
Potentially dilutive common shares	--	--		1,281,125	--

Denominator for diluted earnings per share - Adjusted weighted average shares	12,012,681	9,705,520		13,305,347	11,937,489

Earnings (loss) per common share:
Basic	$(0.08)	$(0.14)		0.01	(0.05)
Diluted	$(0.08)	$(0.14)		0.01	(0.05)

Common stock warrants and options outstanding totaling 4,354,667 shares are not included in diluted earnings per common share for the nine-month and 248 day periods ended September 30, 2008 and 2007, respectively and the three month period ended September 30, 2007 as they would have an antidilutive effect upon earnings per common share.

NOTE 6.  Major Customers and Commitments

Major Customers
During the nine months ended September 30, 2008, the 248-day period ended September 30, 2007 and the 25-day period ended January 25, 2007, we had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR For the Nine Months ended September 30, 2008		SUCCESSOR For the Period January 26, 2007 to September 30, 2007		PREDECESSOR For the Period January 1, 2007 to January 25, 2007
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$4,574,000	$119,000	$3,865,000	$18,000	$374,000	$26,000
Company B	3,079,000	361,000	2,343,000	596,000	240,000	--
Company C	2,211,000	514,000	967,000	240,000	--	--
Company D	1,964,000	225,000	1,211,000	217,000	103,000	127,000
Company E	1,880,000	258,000	--	--	--	--
Company F	1,837,000	207,000	--	--
Company G	1,752,000	192,000	1,343,000	167,000	135,000	173,000

Commitments
In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At September 30, 2008, the Company had $10,630,606 in outstanding bonds.

NOTE 7.  Income Tax Matters

Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. We have recorded a current tax payable for the amount of tax that is expected to be paid for the current year and we have recognized a deferred tax asset limited to tax paid or expected to be paid. As a result, we have an effective tax rate of zero and there is no tax expense shown in the financial statements for the nine months ended September 30, 2008.

NOTE 8.  Subsequent Event

On November 5, 2008, the Company acquired Maryland based Correctional Mental Health Services, LLC (“CMHS”). CMHS provides behavioral health services to 13 counties in Maryland. The Company paid $2.2 million in total consideration which consisted of $1.8 million in cash, approximately 81,000 shares of the Company’s stock, and assumption of certain other liabilities and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information included in this section contains forward-looking statements regarding the business, operations and financial condition of both Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) and Conmed, Inc. (“Conmed, Inc.”) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “plan,” “potential” or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB filed with the SEC for the fiscal year ended December 31, 2007. Investors and security holders are urged to read this document free of charge on the SEC's web site at www.sec.gov.

General

Prior to January 26, 2007, we were classified as a public shell and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc. (“Pace”).

On January 26, 2007, we acquired Conmed, Inc., a provider of correctional healthcare services since 1984 (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of us and the business of Conmed, Inc. is now our primary business. On March 13, 2007, we changed our name to Conmed Healthcare Management, Inc.

Since the Acquisition, we have continued to expand by adding eight medical contracts in eight counties. We have also expanded the services provided in several counties where we were previously providing services. In addition, on February 29, 2008, we purchased nine medical service contracts with six counties in the State of Oregon from Emergency Medical Documentation Consultants, P.C. (“EMDC”) to expand our presence in the Pacific Northwest, and on November 4, 2008, we acquired Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in the State of Maryland. As of September 30, 2008, we were in contract with, and currently providing medical services in thirty-two counties in six states including: Arizona, Kansas, Maryland, Oregon, Virginia and Washington.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related medical expense accruals (“IBNR”) and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-KSB for the year ended December 31, 2007.

Recently adopted accounting standards

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect the fair value option under this Statement to specific assets or liabilities.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations ("SFAS 141R"). SFAS 141R replaces the original SFAS No. 141. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The Statement generally requires that acquisition costs be expensed. This Statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) to be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. The Statement is effective beginning January 1, 2009. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 enhances the disclosure. We do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.

Presentation of share and per share information

All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
The following discussion of financial results below is derived from unaudited financial statements for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$11,531,168	100.0%	$6,964,838	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	5,975,707	51.8%	3,645,035	52.3%
Medical expenses	3,042,867	26.4%	1,850,211	26.6%
Other operating expenses	446,228	3.9%	239,545	3.4%
Total healthcare expenses	9,464,802	82.1%	5,734,791	82.3%

Gross profit	2,066,366	17.9%	1,230,047	17.7%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,490,008	12.9%	1,105,514	15.9%
Depreciation and amortization	504,295	4.4%	521,394	7.5%
Total operating expenses	1,994,303	17.3%	1,626,908	23.4%

Operating income (loss)	72,063	0.6%	(396,861)	(5.7)%

Net interest income and (expense)	36,407	0.3%	81,469	1.2%

Income (loss) before income taxes	108,470	0.9%	(315,392)	(4.5)%

Income tax expense	--	0.0%	291,000	4.2%

Net income (loss)	$108,470	0.9%	$(606,392)	(8.7)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the three months ended September 30, 2008 and 2007, was $11,531,168 and $6,964,838, respectively, which represents an increase of $4,566,330 or 65.6%. Net income was $108,470 or 0.9% of revenue compared to a net loss of ($606,392) or (8.7%) of revenue for the three months ended September 30, 2008 and 2007, respectively, which represented an increased profit of $714,862.

The improvement in revenue for the three months ended September 30, 2008 compared to the same period for the prior year resulted from the addition of new contracts since September 30, 2007: Kitsap County, WA, Yakima County Juvenile and Wicomico County MD, Chesapeake County, VA; Douglas County, OR, Pima County, AZ, Caroline County, MD, as well as the contracts in Oregon acquired when we purchased all of the assets of EMDC in February 2008. Together these contracts accounted for approximately $3,730,000 or 81.6% of the increase in revenue for the period. Revenue improvement totaling approximately $598,000, or 13.1% of the increase; resulted primarily from expansion of the services provided in Sedgwick County, KS, Yakima County, WA, Harford County, MD, Charles County, MD, Henrico County, VA, and Howard County, MD, plus other volume related activities with a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $240,000 or 5.3% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $5,975,707 or 51.8% of revenue for the three months ended September 30, 2008, compared to $3,645,035 or 52.3% of revenue for the three months ended September 30, 2007. The increase in spending for salaries and employee benefits of $2,330,672 or 63.9% is primarily due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts and the expansion of medical services provided in some of our existing agreements. The primary factors causing the decrease in salaries and employee benefits as a percentage of revenue was the reduction of paid overtime and temporary labor as a percentage of wages.

Medical expenses
Medical expenses for the three months ended September 30, 2008 and 2007 were $3,042,867 or 26.4% of revenue and $1,850,211 or 26.6% of revenue, respectively, which represented an increase of $1,192,656 or 64.5%. The increase in spending for medical expenses primarily reflects increases for medical services both in and out of facilities plus increased expenditures for pharmacy and radiology services. The decrease in spending as a percentage of revenue primarily reflects a decrease in out-of-facility expenses for hospitalization and other related expenditures primarily in Baltimore County, MD partially offset by the addition of pharmacy services in Yakima, WA.

Other operating expenses
Other operating expenses were $446,228, or 3.9% of revenue, for the three months ended September 30, 2008, compared to $239,545, or 3.4% of revenue, for the three-month period ended September 30, 2007. The increase of $206,683 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts. The increase in other medical expenses as a percentage of revenue reflects increased travel expenditures partially offset by lower insurance and employee advertising.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $1,490,008 or 12.9% of revenue and $1,105,514 or 15.9% of revenue, respectively. The increase of $384,494 or 34.8% primarily reflects investment in additional management and administrative personnel required to support the increase in service contracts as well as additional costs associated with our new headquarters at Hanover, Maryland. In addition, equity based compensation increased $36,974 for the three month period. Equity based compensation expense for the three months ended September 30, 2008 and 2007 was $159,974 and $123,000, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the purchase of medical service contracts from EMDC in February 2008. Amortization of service contracts acquired was $389,000, or 3.4% of sales, for the three months ended September 30, 2008, compared to $441,000, or 6.3% of sales,for the three months ended September 30, 2007. The decline primarily reflects lower amortization expense for service contracts acquired in the Conmed, Inc. acquisition as certain individual contracts have become fully amortized, which was partially offset by an increase in service contract amortization for the medical service contracts acquired from EMDC in February 2008. Amortization of non-compete agreements was $82,000, or 0.7% of sales, for the three months ended September 30, 2008, compared to $68,000, or 1.0% of sales, for the three months ended September 30, 2007. The increase primarily reflects an additional non-compete agreement related to the acquisition of medical service contracts from EMDC. Depreciation expense increased to $33,295 for the three months ended September 30, 2008 compared to $12,393 for the prior year period due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland.

Interest income
Interest income was $37,935 for the three months ended September 30, 2008 compared to $84,685 for the same period in 2007. Cash balances in the third quarter of 2008 were higher compared to the third quarter of 2007, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the third quarter decreased to $1,527 in 2008 compared to $3,216 in 2007.

Income tax expense
Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. We have recorded a current tax payable for the amount of tax that is expected to be paid for the current year and we have recognized a deferred tax asset limited to tax paid or expected to be paid. As a result, we have an effective tax rate of zero and there is no tax expense shown in the financial statements for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

The following discussion of financial results below is derived from proforma unaudited financial statements for the nine months ended September 30, 2007 prepared on the basis that the acquisition of Conmed, Inc. was completed on December 31, 2006. The proforma adjustments were based on available information and on assumptions we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management’s estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the transactions set forth above had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments include consolidation of us and Conmed, Inc. for the full nine-month period plus an adjustment to reflect the amortization of intangible assets, which increased depreciation and amortization on the proforma unaudited financial statements by approximately $184,000.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$28,362,281	100.0%	$18,484,997	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	14,695,467	51.8%	9,483,499	51.3%
Medical expenses	7,702,791	27.2%	4,929,637	26.7%
Other operating expenses	933,932	3.3%	696,781	3.8%
Total healthcare expenses	23,332,190	82.3%	15,109,917	81.7%

Gross profit	5,030,091	17.7%	3,375,080	18.3%

OPERATING EXPENSES:
Selling, general & administrative expenses	4,574,429	16.1%	3,258,714	17.6%
Depreciation and amortization	1,533,870	5.4%	1,770,744	9.6%
Total operating expenses	6,108,299	21.5%	5,029,458	27.2%

Operating loss	(1,078,208)	(3.8)%	(1,654,378)	(8.9)%

Net interest income and (expense)	140,364	0.5%	225,183	1.2%

Loss before income taxes	(937,844)	(3.3)%	(1,429,195)	(7.7)%

Income tax (benefit)	--	0.0%	--	0.0%

Net (loss)	$(937,844)	(3.3)%	$(1,429,195)	(7.7)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the nine months ended September 30, 2008 and 2007, was $28,362,281 and $18,484,997, respectively, which represents an increase of $9,877,284 or 53.4%. Net loss was $937,844 or 3.3% of revenue and $1,429,195 or 7.7% of revenue for the nine months ended September 30, 2008 and 2007, respectively, which represented a decreased loss of $491,351.

The increase in revenue for the nine months ended September 30, 2008 compared to the same period for the prior year resulted from the addition of new contracts. Together these contracts accounted for approximately $7,521,000 or 76.1% of the increase in revenue for the period. Revenue improvement totaling approximately $1,740,000, or 17.6% of the increase; resulted primarily from expansion of the services provided plus other volume related activities with a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $616,000 or 6.2% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $14,695,467 or 51.8% of revenue for the nine month period ended September 30, 2008, compared to $9,483,499 or 51.3% of revenue for the same nine month period in 2007. The increase in spending for salaries and employee benefits of $5,211,968 or 55.0% is primarily due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts and expansions in some of our existing agreements.

Medical expenses
Medical expenses for the nine months ended September 30, 2008 and 2007 were $7,702,791 or 27.2% of revenue and $4,929,637 or 26.7% of revenue, respectively, which represented an increase of $2,773,154 or 56.3%. The increase in spending for medical expenses primarily reflects increases for medical services both in and out of facilities plus increased expenditures for pharmacy and radiology services. The increase in spending as a percentage of revenue results from an increase in out-of-facility expenses for hospitalization and other related expenditures plus expansion of our service contracts in Yakima, WA and Dorchester, MD to include pharmacy services.

Other operating expenses
Other operating expenses were $933,932, or 3.3% of revenue, for the nine months ended September 30, 2008, compared to $696,781, or 3.8% of revenue, for the nine month period ended September 30, 2007. The increase of $237,151 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts. The decrease in other medical expenses as a percentage of revenue reflects lower expenditures on employee advertising and insurance partially offset by increased travel.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $4,574,429 or 16.1% of revenue and $3,258,714 or 17.6% of revenue, respectively. The increase of $1,315,715 or 40.4% primarily reflects investment in additional management and administrative personnel required to support the Company due to the increase in service contracts as well as additional costs associated with our new headquarters at Hanover, Maryland. Equity based compensation for the nine month period ended September 30, 2008 and 2007 was $423,221 and $423,000, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the purchase of medical service contracts from EMDC in February 2008. Amortization of service contracts acquired for the nine months ended September 30, 2008 was $1,225,000, compared to $1,539,000 for the proforma nine month period ended September 30, 2007. The reduced amortization primarily reflects certain individual medical service contracts that have become fully amortized. Amortization of non-compete agreements was $236,000 and $200,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Depreciation expense increased to $72,870 for the three months ended September 30, 2008, compared to $31,744 for the three months ended September 30, 2007 due primarily to capital expenditures associated with the new corporate office.

Interest income
Interest income for the nine months ended September 30, 2008 and 2007 was $145,085 and $228,914, respectively, reflecting lower short-term average interest rates for the current period that were partially offset by higher cash balances.

Interest expense
Interest expense for the third quarter increased to $4,721 in 2008 compared to $3,731 in 2007.

Income tax expense
Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. We have recorded a current tax payable for the amount of tax that is expected to be paid for the current year and we have recognized a deferred tax asset limited to tax paid or expected to be paid. As a result, we have an effective tax rate of zero and there is no tax expense shown in the financial statements for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Financing is generally provided by funds generated from our operating activities.

Cash flow for the nine-month period ended September 30, 2008.
Cash as of September 30, 2008 and December 31, 2007 was $8,229,776 and $7,136,720, respectively.

Cash flows from operations totaled $1,750,791, reflecting $1,959,348 in adjustments for depreciation, amortization and stock based compensation to reconcile the net loss to net cash provided by working activities, plus $728,127 in changes in working capital components. The above was partially offset by the net loss of $936,684.

Investing activities used $603,771. The acquisition of EMDC service contracts used $245,853 and purchases of computer and office equipment primarily related to the new office facility used $357,918.

Financing activities used $53,964 reflecting payments on a promissory note in the amount of $48,178 related to the EMDC asset purchase and $5,787 on a vehicle loan.

Liquidity
We finance our activities through working capital and any funds available through operations and do not maintain a line of credit.

Loans
As of September 30, 2008, we owed $87,500 on a promissory note outstanding related to the EMDC asset purchase with zero percent interest that is reflected on the balance sheet at $84,097 and $7,429 on a vehicle loan.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of September 30, 2008, we have three performance bonds totaling $7,845,325 and two payment bonds for $2,785,281, totaling $10,630,606. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2008:

	Total	Due as of 9/30/09	Due as of 9/30/10 and 9/30/11	Due as of 9/30/12 and 9/30/13	Due Thereafter
Automobile Loan	$7,030	$7,030	$--	$--	$--
Note Payable	87,500	70,000	17,500	--	--
Equipment Leases	127,967	56,097	69,716	2,154
Automobile Leases	68,089	29,776	38,313	--	--
Office Space Leased	653,427	170,917	286,321	196,190	--
Total Contractual Cash Obligations	$944,013	$333,820	$411,850	$198,344	$--

Effects of Inflation
We believe that inflation and changing prices over the past three years have not had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of September 30, 2008, we had entered into 32 agreements with county governments to provide medical and healthcare services to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $164 million as of September 30, 2008, with a weighted average term of 4.6 years, of which approximately $115 million relates to the option renewal periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS

10.1	Medical Service Agreement with Charles County, Maryland dated July 2, 2008
10.2	Professional Services Contract with Pima County, Arizona dated August 1, 2008
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

November 13, 2008
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

November 13, 2008
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)