Form 10-K
period 2008-12-31
Conmed Healthcare Management, Inc.
filed 2009-03-26
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number: 0-27554
Conmed Healthcare Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7250 Parkway Dr., Suite 400
Hanover, MD	21076
(Address of principal executive offices)	(Zip code)

410-567-5520
(Registrant's telephone number,
including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on June 30, 2008 was approximately $6,722,103.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of March 26, 2009:  12,477,539

DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated herein by reference:
Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders	Part III

CONMED HEALTHCARE MANAGMENT, INC.
2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I.

ITEM 1.	BUSINESS.

The Company

Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “Conmed”, the “Company”, “we”, “us”, or “our”, unless otherwise specified or the context otherwise requires) provides healthcare services to county detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, all counties are required to provide healthcare services for their inmates. We are a specialist in the provision of these services.

Corporate History

Prior to January 26, 2007, the Company formerly known as Pace Health Management Systems, Inc. (“Pace”) was classified as a shell company, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007, we acquired Conmed, Inc. (“Conmed, Inc.”), a privately-owned provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland. For the fiscal year ended December 31, 2008, Conmed, Inc. had net revenues primarily from medical services provided to correctional institutions of $40,550,414.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. As of December 31, 2008, we were in contract with, and providing medical services in thirty-two counties in six states including: Arizona. Kansas, Maryland, Oregon, Virginia and Washington.

Corporate Information

Our principal executive offices are located at 7250 Parkway Drive, Suite 400, Hanover, Maryland 21076. Our telephone number at such address is (410) 567-5520.

Services Provided

County Correctional Healthcare Services

We provide the following array of healthcare services for inmates in county facilities under contract with the counties served. The contracts are primarily multiple year, fixed-cost contracts with annual escalations, caps on out-of-facility healthcare and catastrophic expenses that limit our maximum financial exposure, and contain adjustments on a per diem basis for changes in inmate population served.

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

We either directly provide these services within the detention facilities or subcontract for the provision of these services within or outside the facility.  We make every effort to safely provide the medical services within the facilities due to security and cost considerations of out-of-facility services.

 Contracting

Most of our contracts are awarded through a competitive bidding process in connection with responding to a Request for Proposals (“RFP”).  We have a model for predicting healthcare costs based on 25 years of accumulated experience, external data on healthcare costs, trending, and knowledge of current and future drivers of cost. This predictive model is the basis for the cost proposals we provide in competitive bids. The model addresses and aggregates costs related to staffing, on-site costs, out-of-facility costs, pharmacy, supplies, administrative costs, taxes, and contract fees. We have found that having predictive reliability of costs assures a higher probability of sustained profits.

Staffing

We provide staffing of healthcare professionals at each of our contracted facilities. The staffing patterns are typically defined within the RFP distributed by the counties soliciting proposals for inmate healthcare services. The level of staffing varies depending on the size of the facility, i.e., larger facilities typically require a larger staff. The ratio of staff members to inmates varies depending on the physical structure of the facilities and the specific scope of services required by the RFP. Generally, we engage existing staff at the facility to the greatest extent possible when entering into a new contract. The on-site staffing for any facility may include Registered Nurses, Licensed Practical Nurses, Certified Medication Technicians, Certified Nursing Assistants, nursing assistants, physicians, physician assistants, dentists, psychiatrists, psychologists, social workers, nurse practitioners, medical records' clerks, administrative and support staff.

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

In-Facility Services

We provide comprehensive healthcare services from the time an inmate enters the facility until the time of such inmate's release from the facility. In some cases, we are responsible for the cost of providing healthcare services to an individual at the time of his or her arrest. The vast majority of healthcare services are provided on site by our clinical staff.  Our healthcare services begin at intake with a screening examination and triage. Such services are continued through the provision of daily sick calls. Typically inmates receive a comprehensive physical examination within 14 days of admission to the facility and a dental examination within 90 days of admission.. The initial and subsequent examinations include psychiatric screening evaluations to detect suicide potential and major psychiatric illness requiring special treatment.

The costs for services provided within the facility are generally regionally-based and fairly predictable. The highest costs relate to providing medical and administrative support staff, professional liability insurance, laboratory fees, on-site x-rays plus medical and office supplies.

Out-of-Facility Services

Inmates requiring services outside the facility fall into two broad categories: (i) emergencies and (ii) circumstances that require services beyond the capability of those that can be provided in the facility. Out-of-facility services include hospitalizations, emergency room visits and visits for specialty and sub-specialty care plus other ancillary medical services, Most of our out-of-facility services are provided through the use of a local or regional contracted network of professional medical providers using third party administrators (“TPA”). In addition, utilization management and utilization review services are employed to assist with case management and assure that care is provided within generally accepted community standards.

1.           Case management and utilization reviews - To assure the most cost effective and medically appropriate length of stays, we often utilize the services of a contracted professional utilization management and utilization review (“UM/UR”) organization. When an inmate is hospitalized, the UM/UR organization maintains daily contact with the provider and the Medical Director for the site to assure appropriate care is rendered.

2.           TPA - We contract with TPAs serving most of the facilities in which we provide healthcare services. The TPAs provide a network of physicians, hospitals and ancillary services that are paid based on contracted fee schedules. These fee schedules typically include discounts that average approximately 14% over the submitted charges. The TPA is compensated based on a percent of our savings for the repriced claims.

Dental Services

We provide on-site dental services for many of the facilities we service. Such facilities maintain dental suites with equipment for conducting dental procedures and x-rays depending on the RFP requirements.

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

•
Audit compliance programs - We provide an audit compliance program as part of our core responsibility to all sites. We have experts in all state and national audit processes on staff. These individuals provide guidance to the sites to assure 100% audit compliance. Additionally, a comprehensive continuous quality improvement program is employed to monitor all healthcare activities to ensure delivery of high quality healthcare services for correctional facilities we serve.

•
OSHA compliance programs - Regulation 1910.1030 of the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), provides guidelines and universal precautions that shall be observed to prevent contact with blood or other potentially infectious materials. Such regulations are applicable to all occupational exposure to blood or other potentially infectious materials.  We comply with OSHA and provide to our staff members, among other things, appropriate personal protective equipment such as gloves, gowns, laboratory coats, face shields or masks and eye protection, as well as mouthpieces, resuscitation bags, pocket masks, or other ventilation devices. The purpose of such protective equipment is to prevent blood or other potentially infectious materials to pass through to or reach our employee's clothing, undergarments, skin, eyes, mouth, etc.  Other procedures we implement in accordance with OSHA include, but are not limited to, ensuring a clean and sanitary worksite and procedures for discarding contaminated waste.

•
Risk management - We promote risk management through a process that includes daily monitoring of significant healthcare events, as well as weekly and monthly review of trends and subsequent measured actions. Through attention to detail in the provision and documentation of healthcare, adherence to standards of care and monitoring of events, we are able to substantially reduce the risk of poor outcomes and/or litigation.

•
Sick call services for facility staff - We provide limited sick call services to detention center staff for acute problems. This often allows the staff to continue at work rather than taking a sick day for a doctor's visit. This value-added service is appreciated by the facility staff and administration.

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

Sales and Marketing

Our sales and marketing efforts for correctional healthcare services are based on the following:

1.
Market Opportunities - We have designated Florida, Georgia, Kansas, Iowa, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington as our primary targets. We are focused on opportunities with the following types of facilities:

a.	Facilities of 500 inmates or more that are currently not served by a correctional healthcare contractor;

b.	Facilities of 500 inmates or more that are served by a local hospital or healthcare provider;

c.	Facilities of 500 inmates or more where a competitor's services are not meeting the facility's expectations; and

d.	Facilities of 500 inmates or more that are served by a competitor that has shifted its focus from the county detention center market to prisons.

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

Acquisitions

We are also pursuing a policy of selective acquisitions to enhance our growth in strategic areas and have established a pipeline of potential acquisition candidates. In 2008, we acquired; Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon and Correctional Mental Health Services, LLC (“CMHS”) a provider of mental health services in Maryland.

Competition

We are aware of four major sources of competition:

1.           National contracting companies that serve both the county and state prison systems. While we are aware of several national companies that provide healthcare services to county detention centers, it appears this is not their main focus. These companies, including Prison Health Services, Inc., Correctional Medical Services, Inc., Correct Care Solutions Inc., Wexford Health Sources, Inc., Naphcare, Inc. and Armor Correctional Health Services, are primarily in the business of providing services to state prisons.

2.           Local or regional companies focused on county detention centers. There are a few companies that provide healthcare services to county detention centers within confined regions, such as California Forensic Medical Group Inc. in California; Correct Care Solutions, LLC in Tennessee; CorrectHealth, LLC in Georgia: Correctional Healthcare Management, Inc. in Colorado; and Primecare Medical, Inc. in Pennsylvania. These companies are privately held and can be characterized as small to medium size businesses when compared to the major national prison healthcare companies. There are several small local groups in markets which we are developing at this time.

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

 Intellectual Property

Conmed has not registered any trademarks, patents, or any other intellectual property.

Government Regulation

The industries in which we operate are subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company's industries, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and state and national standards. Our contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. In addition, the doctors, nurses, pharmacists and other healthcare professionals who provide healthcare services on our behalf are, in all cases, required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. Our services are also subject to operational and financial audits by the governmental agencies with which we have contracts and by the courts of competent jurisdiction. Additionally, services provided to health benefit plans in certain cases, are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We may not always successfully comply with these regulations and failure to comply can result in material penalties, non-renewal or termination of contracts with correctional facilities or prohibition from proposing for new business in certain jurisdictions.

Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally.

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

Regulation of Bid Process and Contracting. Contracts with governmental agencies are obtained primarily through a competitive proposal/bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal RFP is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews proposals and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the offered price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency may, among various options, continue to provide healthcare services to its inmates with its own personnel or the existing provider.

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

U.S. Department of Labor, Occupational Safety and Health Administration (“OSHA”).  OSHA Standard 29 CFR 1910 requirements include, but are not limited to, protections against exposure to blood borne and airborne pathogens (tuberculosis), needle stick prevention, fire safety, hazard communications, respiratory protection, and hazardous waste operations. The federal OSHA standards have been adopted by state regulatory agencies to conduct routine environmental inspections.

National Fire Protection Association (“NFPA”). Environmental fire safety is promulgated by the NFPA 101: Life Safety Code derived from the American Standards Institute (“ANSI”). Enforcement of NFPA regulation is accomplished by annual inspections conducted by the state.

Major Contracts

Substantially all of our operating revenue is derived from contracts with county governmental entities. Our top three clients generated approximately thirty-five percent (35%) of our total revenues for the twelve months ended December 31, 2008. Summaries of our largest contracts follow below.

Baltimore County Detention Center Contract.  We entered into a Services Agreement with the Board of County Commissioners of Baltimore County, Maryland (“BCDC”), on March 29, 2007, for a period of approximately two (2) years and six (6) months, and BCDC, at its option, may extend the agreement annually for two (2) additional three-year terms upon written notice. BCDC pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the BCDC to assess penalties if certain staffing criteria are not maintained and certain liquidated damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for one hundred percent (100%) of the annual amount of the awarded contract, as well as a payment bond for approximately twenty-five percent (25%) of the annual amount of the awarded contract. BCDC may terminate the agreement upon ninety (90) days written notice without cause and may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Pima County Detention Center Contract.  We entered into a Correctional Health Services Agreement with Pima County, Arizona on August 7, 2008, to provide medical services to the inmates at the Pima County Adult Detention Center (“PCDC”) for an initial term of twenty-three (23) months retroactive to August 1, 2008.  Under the terms of the contract, we provide an inmate medical services platform that includes: staffing of physicians, mid-level providers, nurses and clerical personnel; as well as dental services, mental and behavioral health screening and management services, and ancillary services, such as laboratory and pharmacy services. In addition, we manage offsite specialist and hospital services. The PCDC pays us a base monthly fee, which may be adjusted for changes in inmate population. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the PCDC to assess penalties if certain staffing criteria are not maintained and impose certain liquidated damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for $500,000. The contract may be terminated by Pima County at any time and without cause by providing ninety (90) days advance written notice.

Sedgwick County Detention Center Contract.  We entered into a Services Agreement with the Board of County Commissioners of Sedgwick County, Kansas (“Sedgwick County”), on January 31, 2005, for a period of two (2) years. On June 1, 2007, the agreement was amended to extend the basic term through December 31, 2009, and Sedgwick County may, at its option, extend the agreement annually for two (2) additional one-year terms upon written notice. In addition, the amendment waives the previous requirement for a performance bond, increases the medical staffing, raises the base monthly fee, and provides for a cost of living increase in 2009. Sedgwick County pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains a provision that allows Sedgwick County to assess penalties if certain staffing criteria are not maintained. Sedgwick County may terminate the agreement upon thirty (30) days written notice without cause. Either party may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Employees

As of December 31, 2008, we had approximately 412 full-time and 32 part-time employees and 239 per diem employees, and 50 position contractors. We provide all full-time employees with a comprehensive benefits package including medical insurance, education stipend, dental insurance, 401(k) and paid vacation. We believe that our relations with our employees are good. None of our employees belong to a union.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Richard W. Turner, Ph.D.	62	Chairman, Chief Executive Officer and Director ( Parent and Operating Subsidiaries )

Howard M. Haft, MD	59	Executive Vice President and Chief Medical Officer ( Parent )

Thomas W. Fry	64	Chief Financial Officer and Secretary ( Parent and Operating Subsidiaries )

Richard Turner, Ph.D. - Chairman, Chief Executive Officer and Director of Parent and Operating Subsidiaries

Dr. Turner is currently our Chairman, Chief Executive Officer and a Director. Prior to May 2008 he served as President and Chief Executive Officer. Prior to consulting for Pace Health Management Systems, Inc., our predecessor in interest, in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc. from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc. (“BEI Medical”), a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002.  Dr. Turner has held executive leadership positions in the medical industry for approximately 25 years, including President and Director of CooperLaserSonics, Inc., President of CooperVision, Inc., President, Chief Executive Officer and Director of Pancretec, Inc. (sold to Abbott Labs, Inc.) and President of Kay Laboratories (sold to Baxter, Inc.). Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University.

Howard Haft, MD - Executive Vice President and Chief Medical Officer of Parent

Dr. Haft is a founder of Conmed, Inc. and acted as Director and Chief Medical Officer of Conmed, Inc. from 1984 to January 2007. He also serves as the President of the Maryland Healthcare Associates and Georgetown Affiliate Multispecialty Group Practice. He serves on the Board of Directors of Apollo Medical Corporation that provides practice management services to Maryland Healthcare Associates. He also serves as President of the Maryland Foundation for Quality Healthcare, a not for profit corporation providing healthcare education to the underprivileged of Maryland. Dr. Haft earned his M.D. from Pennsylvania State University, performed his residency in Internal Medicine at Brown University, received a Masters in Medical Management from Tulane University, and is recognized as a Certified Physician Executive by the American College of Physician Executives. He is Board Certified in Internal Medicine and Emergency Medicine.

Thomas W. Fry - Chief Financial Officer and Secretary of Parent and Operating Subsidiaries

Prior to joining Pace, our predecessor in interest, in September 2006, Mr. Fry served as Chief Financial Officer of Vasomedical, Inc. from September 2003 to September 2006 and as Vice President, Finance and Administration of BEI Medical Systems Company, Inc. from September 1997 until December 2002. From October 1992 until November 1997, Mr. Fry was Vice President, Finance and Administration of BEI Medical’s predecessor company of the same name, which merged into BEI Medical in November 1997. Mr. Fry has held various executive financial positions for approximately 27 years, including Corporate Controller of Disctronics Ltd. from 1989 to 1992, Controller and Chief Financial Officer of Cavitron Inc./CUSA, a medical device, engineering and manufacturing subsidiary of CooperLaserSonics, Inc. and Pfizer Inc., from 1986 to 1989, and Manager of Profit Planning and Manufacturing Controller of Chesebrough-Ponds International, from 1979 to 1986. Prior to that time, Mr. Fry was employed by Chesebrough-Ponds International and GTE Corporation in various accounting and financial management positions. Mr. Fry graduated from Southeast Missouri State University with a Bachelor of Science degree, and earned his M.B.A. from Pace University.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risk factors and other information included or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

WE PROVIDE CONTRACTED BUSINESS SERVICES. IN ANY CONTRACT BUSINESS, IT IS POSSIBLE A CONTRACT WILL BE TERMINATED, DEFAULTED UPON OR NOT RENEWED. Our top seven medical service contracts with county detention centers generated approximately sixty-two percent (62%) of our total revenues for the year ended December 31, 2008. These same clients generated approximately fifty-two percent (52%) of our gross profit. If a contracted detention facility, particularly one of our primary detention facilities, terminates its contract, which generally may be effective between thirty (30) and ninety (90) days prior to the termination date, our business and financial performance may be seriously harmed.

MOST OF OUR CONTRACTS ARE FOR SHORT-TERMS, AND THE RENEWAL OR EXTENSION OPTIONS MAY NOT BE EXERCISED BY THE GOVERNMENTAL AGENCY.  Our detention center medical services contracts are typically short-term, ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Including extension options, we have several medical service contracts subject to renewal in the next twelve months, which accounted for approximately nine percent (9%) of revenue and seventeen percent (17%) of the gross profit, respectively, for the year ended December 31, 2008.  We cannot assure you that these or any other contracts will be renewed or that extension options will be exercised. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving us adequate written notice. We customarily incur significant development and start-up costs in establishing our services within the new facilities, and the termination or non-renewal of a contract would require an immediate write-off of any unamortized costs associated with the contract, including unamortized costs for service contracts acquired and goodwill, and could have a material adverse effect upon our financial condition, results of operations and liquidity.

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

OUR INABILITY TO OBTAIN REQUIRED PERFORMANCE AND/OR PAYMENT BONDS MAY LIMIT OUR ABILITY TO MAINTAIN EXISTING CONTRACTS AND ACQUIRE ADDITIONAL CONTRACTS.  In order to expand our business and obtain new facilities' contracts, as well as maintain certain existing contracts, we will need to be able to obtain bonds in certain counties for which we provide our services. In order to obtain such bonds, or renew existing bonds, we are required to fulfill certain financial requirements and standards. To the extent we are unable to fulfill the necessary financial requirements and standards, we may not be able to acquire new facilities' contracts and could lose our existing contracts, all of which could negatively impact our business operations and financial condition.

WE ARE UNCERTAIN AS TO OCCUPANCY LEVELS AT CERTAIN FACILITIES WE SERVICE. A small portion of our revenues are generated under detention center medical services contracts that specify an offset for populations under a specified number. Under such a per diem rate structure, a decrease in occupancy levels could cause a decrease in the facilities' needs for medical services, and therefore, could cause a decrease in revenue and profitability, and may have an adverse effect on our overall financial condition, results of operations and liquidity.

DISTURBANCES AT FACILITIES WE SERVICE WOULD IMPACT US NEGATIVELY.  An escape, riot, epidemic, catastrophic or other disturbance that seriously impacts the health of a large number of inmates at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. As a result of a disturbance, inmates may suffer multiple injuries for which the cost of care may have a temporary, but significant effect on profitability. Approximately eighty-eight percent (88%) of our healthcare services' revenues for the year ended December 31, 2008 are operated under caps which provide limits on the cost of exposure; however, multiple events with significant costs may exceed budget targets.

The remaining twelve percent (12%) of our correctional healthcare services' revenues from continuing operations contain no limits on our exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although we attempt to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits for facilities that have not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, we cannot assure you that we will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on our financial condition and results of operations.

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

WE UTILIZE THIRD PARTY ADMINISTRATORS (“TPA”) AND PROVIDER NETWORKS TO OBTAIN OUT-OF-FACILITY CARE IN VARIOUS MARKETS. SHOULD THOSE NETWORKS BECOME INACCESSIBLE, OUR COSTS FOR PROVIDING THOSE SERVICES WOULD RISE 13% TO 16%.  Our current profit margin is, in part, due to our ability to reduce out-of-facility costs that are defined by contracted networks. Our net costs are typically approximately 14% less than the stated charges for these services. It is important to note that healthcare providers for the general public utilize these same programs. It is unlikely the environment will change, causing the return of payments based on healthcare provider's charges without discounts. The trend over the past ten years has been one of deeper discounting against these charges. If the trend reversed or slowed, it would negatively impact our operating margins and could have a material adverse effect on us.

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

WE ARE SUBJECT TO HIPAA, AND OUR FAILURE TO COMPLY COULD ADVERSELY AFFECT OUR BUSINESS. On August 21, 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary has adopted safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Failure to comply with HIPAA could have an adverse effect on our business.

OUR BUSINESS PRACTICES MAY BE FOUND TO CONSTITUTE ILLEGAL FEE-SPLITTING OR CORPORATE PRACTICE OF MEDICINE, WHICH MAY LEAD TO PENALTIES AND ADVERSELY AFFECT OUR BUSINESS. Many of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague, and seldom have been interpreted by the courts or regulatory agencies. We review, on an ongoing basis, the applicable laws in each state in which we operate and review our arrangements with our healthcare providers to ensure that these arrangements comply with all applicable laws. We have no assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

GOVERNMENT AGENCIES MAY INVESTIGATE AND AUDIT OUR CONTRACTS AND, IF ANY IMPROPRIETIES ARE FOUND, WE MAY BE REQUIRED TO REFUND REVENUES WE HAVE RECEIVED, REQUIRED TO FOREGO ANTICIPATED REVENUES, AND BE SUBJECT TO PENALTIES AND SANCTIONS. Certain government agencies have the authority to audit and investigate our contracts. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for reimbursement of expenses, if an agency determines we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities.

THERE ARE LARGE COMPETITORS IN THE HEALTHCARE INDUSTRY THAT COULD CHOOSE TO COMPETE AGAINST US, REDUCING OUR PROFIT MARGINS OR CAUSING US TO LOSE CUSTOMERS. Existing national correctional healthcare contract companies, local and regional contracting companies, hospitals and integrated health systems are our potential competitors. These companies include well-established companies which may have greater financial, marketing and technological resources than we do, such as Prison Health Services, Inc., Correctional Medical Services, Inc. and Wexford Health Sources, Inc. Increased price competition could result in the loss of customers or otherwise reduce our profit margins and have a material adverse effect on us.

THERE ARE BARRIERS TO ENTRY INTO THE CORRECTIONAL HEALTHCARE SERVICES MARKET WHICH COULD BE OVERCOME RESULTING IN GREATER COMPETITION. The barriers to entrance to compete for contracts are typically five years experience providing the same services and demonstrated financial stability. It would be possible for an investor to purchase an existing experienced company, add capital and quickly become competitive on a national scale.

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

A PROLONGED ECONOMIC SLOWDOWN OR RECESSION COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS. The current economic slowdown may have a negative effect on our business and financial condition and could also result in inadequate payments under our healthcare services contracts. Unfavorable economic conditions also could increase our funding and working capital costs or limit our access to the capital markets, any of which would adversely affect our business, financial condition, operating results or cash flows.

NEGATIVE PUBLICITY ABOUT US OR OUR BUSINESS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND ABILITY TO OBTAIN FUTURE BUSINESS. Negative publicity regarding the provision of correctional healthcare services by for-profit companies could adversely affect our results of operations or business. Privatization of healthcare services for correctional facilities may encounter resistance from groups or constituencies that believe that healthcare services to correctional facilities should only be provided by governmental agencies. Negative publicity regarding the privatization of correctional healthcare services or specific alleged actions or inactions of us or other industry participants may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect its results of operations by:

•	adversely affecting our ability to market our services;

•	placing pressure on certain of our clients either to force such clients to change the way they do business with us or sever their relationship with us altogether;

•	increasing the regulatory burdens under which we operate;

•	increasing our exposure to litigation; or

•	requiring us to change our services.

Moreover, negative publicity relating to us in particular also may adversely affect our ability to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on our business.

THE CONTINUED SERVICES AND LEADERSHIP OF OUR SENIOR MANAGEMENT IS CRITICAL TO OUR ABILITY TO MAINTAIN GROWTH AND ANY LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. The future of our business depends, to a significant degree, on the skills and efforts of our senior executives, in particular, Dr. Richard Turner, our Chairman and Chief Executive Officer and Howard Haft, MD, MMM, CPE, our Executive Vice President and Chief Medical Officer. If we lose the services of any of our senior executives, and especially if any of our executives join a competitor or form a competing company, it could result in a setback to our operating plan and our business and financial performance could be seriously harmed.

We have executed employment agreements with Dr. Haft and Dr. Turner, effective as of the closing of the Acquisition, which include, except for Dr. Turner's employment agreement, noncompetition clauses that expire three (3) years after termination of employment, or during the period that such employee is an owner of any of our issued and outstanding stock.

AS A PUBLIC COMPANY, WE INCUR SUBSTANTIAL ADDITIONAL COSTS AND MAY BE UNABLE TO OPERATE PROFITABLY.  As a publicly-traded company, our business is subject to significant additional costs. These costs include, among other things, additional legal and accounting costs incurred as a result of becoming a public company plus the additional compliance, reporting, corporate governance requirements and investor relations activities which this entails. Furthermore, the financial, administrative and managerial structures necessary to operate as a public company or the development of such structures require a significant amount of management's time and other resources including financial resources, which may hinder our ability to operate profitably.

OUR REVENUE MARGINS MAY DECREASE DUE TO FIXED REVENUE BASE.  Our existing contracts are primarily structured as fixed fee contracts. The costs of inmate healthcare may fluctuate from what we anticipated due to several variables, including increases in inmate population and increased inmate illness. Such additional costs may not be easily passed through under those contracts containing a fixed fee structure, and therefore, we may not always have sufficient revenue to cover such increased costs. As a result, our revenue margins may fall. If our revenue margins decrease more than 1 or 2 percentage points, our ability to perform under our contracts may be limited, which could negatively impact our business operations and financial performance.

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

WE HAVE LIMITED EXPERIENCE ATTEMPTING TO COMPLY WITH PUBLIC COMPANY OBLIGATIONS, INCLUDING SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.  As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the registered certified public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. The requirement for a report of management, as currently in effect, was included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The requirement for our auditor to attest on management assessment will apply for the fiscal year ending December 31, 2009. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

TRADING IN OUR COMMON STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MANY OF THEIR SHARES AS THEY WANT AT PREVAILING PRICES. Shares of our common stock are traded on the OTC Bulletin Board. Approximately 14,751 shares were traded on an average daily trading basis for the year ended December 31, 2008. If limited trading in our common stock continues, it may be difficult for investors once and if the securities are registered, to sell the securities acquired by them. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, WHICH MAY LEAD TO LAWSUITS AGAINST US. Our common stock is currently traded on the OTC Bulletin Board under the symbol “CMHM.OB”. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK. The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock, which qualifies as “penny stock”, is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 2.	PROPERTIES.

As of December 31, 2008, we had leases for the following office facilities.

Hanover, Maryland. In December 2007, we entered into a five (5) year office lease agreement for approximately 6,668 square feet of office space to house our executive and administrative offices at an annual rent of $131,693 beginning February 2008  and subject to incremental annual increases up to $148,222 in the final year of the lease, which expires on February 28, 2013, subject to a five-year renewal option.

La Plata, Maryland. In November, 2004, we entered into an office lease agreement for approximately 2,424 square feet of office space at an annual rent of $29,088 for 2004 and subject to incremental annual increases up to $32,738 in the final year of the lease, which expires on November 30, 2009, subject to a 5-year renewal option.

Newberg, Oregon. In November, 2008, we entered into a sixteen (16) month office lease agreement for office space at an annual rent of $14,400 per year, subject to a one year renewal option.

We believe all of our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs.

ITEM 3.	LEGAL PROCEEDINGS.

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company in the fourth quarter of 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “CMHM.OB”  From May 19, 1998 until March 14, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “PCES.OB”  From our initial public offering on April 27, 1995 through May 18, 1998, our common stock was traded on The NASDAQ Small Cap Market.

The following table sets forth the range of high and low sales prices of our common stock by quarter over the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.  Share prices are adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Quarter ended	High	Low
3/31/07	6.60	3.00
6/30/07	4.00	2.01
9/30/07	4.25	2.90
12/31/07	3.50	2.75
3/31/08	2.80	1.30
6/30/08	2.40	1.55
9/30/08	2.75	1.40
12/31/08	2.80	1.75

From January 1, 2009 through March 18, 2009, the high and low sales prices of our common stock were $2.50 and $1.65, respectively.

On March 18, 2009, the closing price of our common stock was $2.20.

As of March 18, 2009, there were 75 shareholders of record of our common stock.

Dividend Policy

We have declared no cash dividends since inception with respect to our common stock, and have no plans to declare a dividend in the near future.  The payment by us of dividends, if any, in the future, rests within the sole discretion of our Board of Directors.  The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements set forth in this Annual Report on Form 10-K, including under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those incorporated by reference herein which are not historical constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies for the future of both the Company and its subsidiaries. Such statements may involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words “may,”, “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  It is possible that the assumptions made by us for purposes of such forward-looking statements may not be valid and that the results may not materialize.  We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. Except to the extent required by applicable laws or rules, we do not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in future public statements and press releases.

General

Prior to January 26, 2007, the Company was classified as a shell company and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc.

On January 26, 2007, we acquired Conmed, Inc., a provider of correctional healthcare services since 1984. Conmed Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by December 2006, it had secured contracts in four (4) states. In January 2007, Conmed, Inc. was in contract with and serviced 18 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of December 31, 2008 the Company was servicing detention facilities in thirty-two (32) counties and six (6) states. Our services have expanded to include the mental health offerings of our new wholly-owned subsidiary CMHS.

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

A summary of our significant accounting policies is as follows:

Acquisition
Acquisitions are recorded based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at “fair value” (see definition in Fair Value of Financial Instruments section below).  SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion.  SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

We employed an independent valuation firm to assist us in the identification of the intangible assets acquired and in estimating the fair value of those assets.

Fair Value of Financial Instruments
Financial instruments include cash, receivables, accounts payable, accrued expenses, deferred revenue and long-term debt. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which we believe would currently be available to us for similar issues of debt, taking into account our current credit risk and the other market factors.  The same assumptions were used to record financial instruments acquired through the business acquisition at fair value.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The adoption of SFAS 157 did not have a material impact on our financial statements.

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. The value of service contracts acquired is represented by the future revenue streams, therefore, the income approach is the most applicable fair value measurement approach to value these assets. The operating income streams of service contracts acquired was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Service contracts acquired are amortized over the life of each individual contract, ranging from approximately one to five years.

Non-Compete Agreements
Non-compete agreements are generally acquired as part of our acquisition agreements. Key considerations in estimating the value of non-compete agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Non-compete agreements are amortized over the lives of the agreements, approximately two to five years.

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

Certain contracts provide for monthly fee adjustments to reflect any missed hours of work required under terms of the contract. In addition, we may incur liquidated damages related to specific performance measurements required under the contract that we have failed to meet. Reductions in monthly fees resulting from staffing adjustments and liquidated damages are recorded by us as reductions to revenue. During the twelve month period ended December 31, 2008 and the 340-day period ended December 31, 2007, we recorded approximately $473,000 and $26,000, respectively, in such adjustments which were included in revenue.

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the twelve month period ended December 31, 2008 and the 340-day period ended December 31, 2007, we received stop/loss reimbursements of approximately $1,060,000 and $321,000, respectively, which were included in revenue.

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

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised, Shared-Based Payments (“SFAS 123R”), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS 157, fair value measurements are disclosed by level within that hierarchy.  The requirements of SFAS 157 were first effective for our fiscal year beginning January 1, 2008.  However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (“SFAS 141R”).  SFAS 141R replaces the original SFAS 141.  This statement applies to all transactions in which an entity obtains control of one or more businesses.  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date.  Goodwill is to be recognized as a residual.  If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized.  The statement generally requires that acquisition costs be expensed.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section.  The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income.  The statement is effective beginning January 1, 2009.  We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

Presentation of Share and Per Share Information

All common stock share and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

Results of Operations

Twelve-Months Ended December 31, 2008 Compared to Twelve-Months Ended December 31, 2007
The following discussion of financial results below is derived from proforma unaudited financial statements for the twelve months ended December 31, 2007, prepared on the basis that the Acquisition was completed on January 1, 2007.  The proforma adjustments were based on available information and on assumptions that we believe are reasonable under the circumstances. The unaudited proforma financial information is presented for informational purposes and is based on management's estimates. The unaudited proforma statements of operations do not purport to represent what results of operations actually would have been if the Acquisition had occurred on the dates indicated or what results of operations will be for future periods. Proforma adjustments for the twelve months ended December 31, 2007, reflect the results of the 340-day period ended December 31, 2007, and the consolidated 25-day period ended January 25, 2007, plus adjustments to reflect the amortization of intangible assets which increased depreciation and amortization by $176,000.

	Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007
	Amount	% of Revenue	PROFORMA Amount	% of Revenue
Service contract revenue	$40,550,414	100.0%	$26,073,040	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	21,412,861	52.8%	13,652,623	52.4%
Medical expenses	10,378,753	25.6%	6,652,558	25.5%
Other operating expenses	1,333,425	3.3%	906,848	3.5%
Total healthcare expenses	33,125,039	81.7%	21,212,029	81.4%

Gross profit	7,425,375	18.3%	4,861,011	18.6%

OPERATING EXPENSES:
Selling, general & administrative expenses	6,359,694	15.7%	4,558,838	17.5%
Depreciation and amortization	2,132,748	5.3%	2,268,675	8.7%
Total operating expenses	8,492,442	20.9%	6,827,513	26.2%

Operating (loss)	(1,067,067)	(2.6)%	(1,966,502)	(7.5)%

Net interest income	147,800	0.4%	306,309	1.2%

Loss before income taxes	(919,267)	(2.3)%	(1,660,193)	(6.4)%

Income tax expense	—	0.0%	162,000	0.6%

Net (loss)	$(919,267)	(2.3)%	$(1,822,193)	(7.0)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the twelve months ended December 31, 2008 and 2007, was $40,550,414 and $26,073,040, respectively, which represents an increase of $14,477,374 or 55.5%. Net loss was $919,267 or 2.3% of revenue and $1,822,193 or 7.0% of revenue for the twelve months ended December 31, 2008 and 2007, respectively, which represented a decreased loss of $902,926.

The increase in revenue for the twelve months ended December 31, 2008 compared to the same period for the prior year resulted primarily from the addition of new medical service contracts which were acquired after January 1, 2007. Together these new contracts accounted for approximately $11,502,689 or 79.5% of the increase in revenue for the period. This increase includes approximately $7,703,380 in additional revenue from new contracts obtained in 2008 with Caroline County, MD; City of Chesapeake, VA; Douglas County, OR and Pima County AZ; plus approximately $3,271,993 in increased revenue reflecting the full year’s 2008 impact from medical service contracts acquired in 2007. Additional revenue resulting from the EMDC and CMHS acquisitions, which occurred on February 28, 2008 and November 4, 2008, respectively, accounted for $527,315 of the increase. Revenue increases totaling approximately $2,081,413, or 14.4% of the increase, resulted primarily from expansion of the services provided plus other volume related activities under a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $893,272 or 6.2% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $21,412,861 or 52.8% of revenue for the twelve month period ended December 31, 2008, compared to $13,652,623 or 52.4% of revenue for the same twelve month period in 2007. The increase in spending for salaries and related employee benefits of $7,760,238 or 56.8% is primarily due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts and expansions in some of our existing agreements.

Medical expenses
Medical expenses for the years ended December 31, 2008 and 2007 were $10,378,753 or 25.6% of revenue and $6,652,558 or 25.5% of revenue, respectively, which represented an increase of $3,726,195 or 56.0%. The increase in spending for medical expenses primarily reflects increases for medical services care resulting primarily from the increase in medical service contracts. As a percentage of revenue increased expenditures for pharmacy and out of facility medical services were partially offset by reduced spending on contracted medical services in facility plus reduced expenditures on laboratory fees and medical supplies.

Other operating expenses
Other operating expenses were $1,333,425, or 3.3% of revenue, for the twelve months ended December 31, 2008, compared to $906,848, or 3.5% of revenue, for the twelve month period ended December 31, 2007. The increase of $426,577 is directly related to the increase in the number of inmates served as a result of the new service contracts. The decrease in other operating expenses as a percentage of revenue reflects reduced expenditures for employment advertising and surety bond fees partially offset by increased professional services and travel primarily related to the start up at Pima County.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the years ended December 31, 2008 and 2007 were $6,359,694 or 15.7% of revenue and $4,558,838 or 17.5% of revenue, respectively. The increase of $1,800,856 or 39.5% primarily reflects investment in additional management and administrative personnel required to support the Company due to the increase in medical service contracts, higher legal accounting and other professional fees as well as additional costs associated with our new headquarters at Hanover, Maryland. Equity based compensation for the twelve month period ended December 31, 2008 and 2007 was $573,775 and $556,449, respectively.

Depreciation and amortization
Depreciation and amortization reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. and CMHS in January 2007 and November 2008, respectively, and the purchase of medical service contracts from EMDC in February 2008. Amortization of service contracts acquired for the twelve months ended December 31, 2008 was $1,693,000, compared to $1,801,000 for the proforma twelve month period ended December 31, 2007. The reduced amortization reflects certain individual medical service contracts acquired in the Acquisition that have become fully amortized partially offset by amortization the service contracts acquired in 2008 from CMHS and EMDC. Amortization of non-compete agreements was $327,333 and $251,000 for the twelve month periods ended December 31, 2008 and 2007, respectively reflecting additional amortization resulting from the acquisition of EMDC and CMHS. Depreciation expense increased to $112,415 for the twelve months ended December 31, 2008, compared to $41,233 for the twelve months ended December 31, 2007 due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland.

Interest income
Interest income for the years ended December 31, 2008 and 2007 was $154,949 and $313,250, respectively, reflecting lower short-term average interest rates for the current period that were partially offset by higher average cash balances.

Interest expense
Interest expense for the year ended December 31, 2008 increased to $7,149 compared to $6,941 for the same period in 2007.

Income tax expense
Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. We have recorded a current tax payable for the amount of tax that is expected to be paid for the current year and we have recognized a deferred tax asset limited to tax paid or expected to be paid. As a result, we have an effective tax rate of zero and there is no tax expense shown in the financial statements for the twelve months ended December 31, 2008.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities. Current working capital balances and funds used to acquire Conmed, Inc. in January 2007 were provided by the private placement of $15,000,000 of units of Series B Convertible Preferred Stock and warrants completed on January 26, 2007 (the “Private Placement”).  Funds used to acquire the EMDC contracts and CMHS were provided by working capital.

Cash Flow for the year ended December 31, 2008 compared to the 340-Day Period January 26, 2007 to December 31, 2007
Cash as of December 31, 2008 and December 31, 2007 was $7,472,140 and $7,136,720, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for the next twelve months.

Cash flow from operations for the year ended December 31, 2008 totaled $2,810,990, reflecting a net loss of $919,267 offset by $2,153,780 in adjustments for non-cash expenses such as amortization, stock-based compensation and deferred income taxes and $1,576,477 in changes in working capital components because of increases in accrued expenses, accounts payable and deferred revenue partially offset by increases in accounts receivable and prepaid expenses.  Cash flow from operations for the year ended December 31, 2007 totaled $1,368,954, reflecting a net loss of $1,754,021 offset by $2,719,984 in adjustments for non-cash expenses such as amortization and stock-based compensation and $402,991 in changes in working capital components because of increases in accrued expenses and deferred revenue and a decrease in prepaid expenses partially offset by an increase in accounts receivable and a decrease in accounts payable.

Cash flow from investing activities for the year ended December 31, 2008 used $2,439,869. The acquisition of CMHS and the purchase of EMDC’s contracts used $1,767,855 and $245,853, respectively. Purchases of property and equipment primarily related to the new office facility in Hanover, Maryland used $426,161. Cash flow from investing activities for the year ended December 31, 2007 used $8,002,784. The Acquisition used $7,794,597 and purchases of computer and office equipment used $208,187.

Cash flow from financing activities for the year ended December 31, 2008 used cash of $35,701. Borrowings on the line of credit of $39,903 were offset by payments on loans payable of $75,604.  Cash flow from financing activities for the year ended December 31, 2007 provided cash of $12,784,245. Net cash proceeds from the Private Placement were $13,108,245, and a short-term loan to finance the purchase of an insurance policy added $289,368 partially offset by payments on an automobile loan and the short-term loan of $296,120. Proceeds from the exercise of 120,000 warrants totaled $36,000.

Loans
As of December 31, 2008, we had a note outstanding for a vehicle in the amount of $5,443 and two short-term notes payable for $44,785 and $55,000, respectively.

Line of Credit
As of December 31, 2008, we had $100,000 outstanding on a $100,000 line of credit related to the CMHS acquisition. The line of credit expires on December 31, 2009.

Off Balance Sheet Arrangements
           We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of December 31, 2008, we have three performance bonds totaling $7,845,325 and two payment bonds for $2,785,281, totaling $10,630,606. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2008:

	Total	Current	2 - 3 years	4 - 5 years	Thereafter
Automobile loan	$5,443	$5,443	$—	$—	$—
Notes payable	101,244	66,244	35,000	—	—
Line of credit	100,000	100,000	—	—	—
Office equipment leases	189,650	57,643	84,487	47,520	—
Automobile leases	74,535	34,538	39,997	—	—
Office space leased & other facility leases	681,993	222,978	298,801	160,214	—
Total	$1,152,865	$486,846	$458,285	$207,734	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of December 31, 2008, we have entered into 48 agreements with county governments to provide medical and healthcare services primarily to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $160 million as of December 31, 2008, with a weighted-average term of 4.5 years, of which approximately $45 million relates to the initial contract period and approximately $115 million relates to the option renewal periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Conmed Healthcare Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Conmed Healthcare Management, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the twelve months ended December 31, 2008 and the 340 day period January 26, 2007 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the twelve months ended December 31, 2008 and the 340 day period January 26, 2007 to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Conmed Healthcare Management, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007, included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Des Moines, Iowa
March 26, 2009

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,472,140	$7,136,720
Accounts receivable	2,375,583	1,622,424
Prepaid expenses	291,599	214,834
Total current assets	10,139,322	8,973,978

PROPERTY AND EQUIPMENT, NET	529,304	212,815

DEFERRED TAXES	645,000	90,000

OTHER ASSETS
Service contracts acquired, net	2,004,000	2,699,000
Non-compete agreements, net	821,667	749,000
Goodwill	6,254,544	4,852,338
Deposits	15,408	58,698
Total other assets	9,095,619	8,359,036
	$20,409,245	$17,635,829

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,080,259	$837,144
Accrued expenses	3,210,749	1,563,020
Deferred revenue	561,734	353,075
Notes payable, current portion	170,228	7,798
Income taxes payable	432,380	5,000
Total current liabilities	5,455,350	2,766,037

NOTES PAYABLE, LONG-TERM	35,000	5,418

SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of December 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,457,539 and 11,943,141 shares as of December 31, 2008 and 2007, respectively	1,246	1,194
Additional paid-in capital	36,875,610	35,901,874
Retained (deficit)	(21,957,961)	(21,038,694)
Total shareholders' equity	14,918,895	14,864,374
	$20,409,245	$17,635,829

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31, 2008	For the 340-Day Period January 26, 2007 to December 31, 2007

Service contract revenue	$40,550,414	$24,568,475

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	21,412,861	12,810,048
Medical expenses	10,378,753	6,253,352
Other operating expenses	1,333,425	861,296
Total healthcare expenses	33,125,039	19,924,696

Gross profit	7,425,375	4,643,779

Selling and administrative expenses	6,359,694	4,450,939
Depreciation and amortization	2,132,748	2,090,977
Total operating expenses	8,492,442	6,541,916

Operating income (loss)	(1,067,067)	(1,898,137)

INTEREST INCOME (EXPENSE)
Interest income	154,949	312,964
Interest (expense)	(7,149)	(6,848)
Total interest income	147,800	306,116

(Loss) before income taxes	(919,267)	(1,592,021)
Income tax expense	—	162,000
Net (loss)	$(919,267)	$(1,754,021)

(LOSS) PER COMMON SHARE
Basic and diluted	$(0.08)	(0.17)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	12,090,399	10,310,994

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Retained Earnings
	Stock A	Stock A	Stock B	Stock B	Stock C	Stock C	Stock	Stock	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, January 26, 2007	2,875,000	$2,875,000	-	$-	-	$-	415,804	$42	$17,748,580	$(19,284,673)	$1,338,949

Sale of Series B Preferred Stock	-	-	15,000	12,916,997	-	-	-	-	-	-	12,916,997

Issuance of Series C Preferred Stock	-	-	-	-	8,000	1,608,000	-	-	-	-	1,608,000

Conversion of Series A Preferred Stock	(2,875,000)	(2,875,000)	-	-	-	-	4,584,222	458	2,874,542	-	-

Conversion of Series B Preferred Stock	-	-	(15,000)	(12,916,997)	-	-	6,000,000	600	12,916,397	-	-

Conversion of Series C Preferred Stock	-	-	-	-	(8,000)	(1,608,000)	800,000	80	1,607,920	-	-

Exercise of warrants, including tax benefit of $162,000	-	-	-	-	-	-	143,115	14	197,986	-	198,000

Stock option expense	-	-	-	-	-	-	-	-	556,449	-	556,449

Net (loss)	-	-	-	-	-	-	-	-	-	(1,754,021)	(1,754,021)

Balance, December 31, 2007	-	$-	-	$-	-	$-	11,943,141	$1,194	$35,901,874	$(21,038,694)	$14,864,374
Issuance of shares for asset purchase of EMDC contracts	-	-	-	-	-	-	81,081	9	200,004	-	200,013
Issuance of shares for stock purchase of CMHS	-	-	-	-	-	-	81,317	8	199,992	-	200,000

Exercise of warrants	-	-	-	-	-	-	352,000	35	(35)	-	-

Stock option expense	-	-	-	-	-	-	-	-	573,775	-	573,775

Net (loss)	-	-	-	-	-	-	-	-	-	(919,267)	(919,267)

Balance, December 31, 2008	-	$-	-	$-	-	$-	12,457,539	$1,246	$36,875,610	$(21,957,961)	$14,918,895

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2008	For the 340-Day Period January 26, 2007 to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(919,267)	$(1,754,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	112,415	39,535
Amortization	2,020,333	2,052,000
Stock-based compensation	573,775	556,449
Loss on disposal of property	2,257	—
Deferred income taxes	(555,000)	(90,000)
Income tax benefit for warrant exercises	—	162,000
Changes in working capital components
(Increase) in accounts receivable	(623,459)	(512,785)
Decrease (increase) in prepaid expenses	(75,083)	329,035
Increase (decrease) in deposits	45,000	(56,274)
Increase (decrease) in accounts payable	243,115	(415,917)
Increase in accrued expenses	1,350,865	937,375
Increase (decrease) in income taxes payable	427,380	(157,000)
Increase in deferred revenue	208,659	278,557
Net cash provided by operating activities	2,810,990	1,368,954

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(426,161)	(208,187)
Stock purchase of CMHS, LLC	(1,767,855)	—
Asset Purchase from EMDC, P.C.	(245,853)	—
Acquisition of Conmed, Inc., net of cash acquired	—	(7,794,597)
Net cash (used in) investing activities	(2,439,869)	(8,002,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	39,903	—
Short-term borrowings	—	289,368
Payments in loans payable	(75,604)	(296,120)
Net proceeds from Private Placement	—	12,916,997
Proceeds from exercise of warrants	—	36,000
Income tax benefit from warrant exercise	—	162,000
Net cash provided by (used in) financing activities	(35,701)	13,108,245

Net increase in cash and cash equivalents	335,420	6,474,415

CASH AND CASH EQUIVALENTS
Beginning	7,136,720	662,305
Ending	$7,472,140	$7,136,720

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2008	For the 340-Day Period January 26, 2007 to December 31, 2007
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$—	$500,000
EMDC Asset Purchase, common stock 81,081 shares	150,000	—
EMDC Asset Purchase, promissory note payable	132,275	—
EMDC Asset Purchase, warrants 80,000 shares	50,013	—
CMHS Stock Purchase, common stock 81,317 shares	200,000	—
CMHS Stock Purchase, debt assumed	58,333	—
Acquisition expenses paid in prior periods	—	239,935
Private Placement expenses paid in prior periods	—	148,652
	$590,621	$888,587

SUPPLEMENTAL DISCLOUSURES OF CASH FLOW INFORMATION
Cash payments for interest	$7,149	$6,848
Income taxes paid	$127,620	$85,000

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Business

Nature of Business
Prior to January 26, 2007, Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the Company, unless otherwise specified or the context otherwise requires) formerly known as Pace Health Management Systems, Inc. (“Pace”) traded under the symbol “PCES”, was classified as a public shell, had no ongoing operations, minimal operating expenses and no employees.

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. As of December 31, 2008, we were in contract with, and currently providing medical services in thirty-two counties in six states including:  Arizona, Kansas, Maryland, Oregon, Virginia and Washington.

Stock Purchase Agreement
On August 2, 2006, we entered into a Stock Purchase Agreement (“Agreement”) with Conmed, Inc., a Maryland corporation and all of the stockholders of Conmed, Inc., (the “Conmed, Inc. Stockholders”), pursuant to which we agreed to purchase all the issued and outstanding capital stock of Conmed, Inc. from the Conmed, Inc. Stockholders. We previously reported the execution of the Agreement in a Form 8-K filed on August 8, 2006, and its extension in a Form 8-K filed on January 17, 2007.

We paid to Conmed, Inc., a non-refundable cash deposit of $250,000 upon execution of the Agreement, which was released to the Conmed, Inc. Stockholders upon expiration of the original agreement on October 31, 2006. Thereafter, an amendment to the Agreement was executed on January 12, 2007 to extend the closing date to January 31, 2007. As a result of such extension, and upon execution of such amendment, we paid to Conmed, Inc. an additional non-refundable cash deposit of $250,000, which was deducted from the $8,000,000 cash payment paid to the Conmed, Inc. Stockholders at the closing of the Acquisition.

On January 26, 2007, the Acquisition was completed and under the terms of the Agreement, we paid to the Conmed, Inc. Stockholders consideration consisting of: (i) $8,000,000 in cash, plus the initial cash deposit of $250,000 and an adjustment of $30,602 representing an adjustment for shortfall in the minimum equity requirement of Conmed, Inc. and (ii) 8,000 shares of Pace's Series C Convertible Preferred Stock, which was subsequently converted into 800,000 shares of common stock effective March 14, 2007.

The amounts shown in the Consolidating Statements of Operations and Cash Flows for the 340-day period from January 26, 2007 to December 31, 2007 are after the Acquisition and reflect the combined activities of Conmed, Inc. and Conmed Healthcare Management, Inc. from the date of Acquisition. The Consolidated Balance Sheet includes the consolidated amounts of Conmed Healthcare Management, Inc., Conmed, Inc., Conmed Oregon, Inc. and CMHS as of December 31, 2008 and December 31, 2007.

Private Placement
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, we completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 of the proceeds of the Private Placement were paid directly to the Conmed, Inc. Stockholders as consideration for the sale of Conmed Inc's capital stock.

In connection with the Private Placement, we sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock (“Series B Preferred Stock”), (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its common stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its common stock at an exercise price equal to $2.50 per share (such units, the “Units”), in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each Unit was sold for $100,000, for an aggregate purchase price of $15,000,000. The proceeds from the sale of the Units were used to purchase all the issued and outstanding capital stock of Conmed, Inc. and to provide working capital following such purchase. The fair value of the 1,500,000 and 500,000 warrants issued using the Black-Scholes pricing model was $2,628,347 and $289,664, respectively

In connection with the sale of the Units, we retained Maxim Group LLC, a NASD member broker-dealer as our exclusive placement agent (the “Placement Agent”). The Placement Agent received the following compensation: (i) a cash fee of 10% of the gross proceeds (an aggregate of $1,500,000) and (ii) a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares). In addition, we reimbursed the Placement Agent for its accountable expenses in the amount of $50,000, as well as filing fees associated with Blue Sky filings, in the amount of $5,000. The fair value of the 300,000 warrants issued using the Black-Scholes pricing model was $154,940.

Plan of Recapitalization
On March 13, 2007, at a special shareholders meeting, our shareholders approved the Plan of Recapitalization (the “Plan of Recapitalization”) and implemented the following actions, effective as of the close of business on March 14, 2007:

o
Reincorporate the Company into the State of Delaware pursuant to the Merger Agreement. Created a subsidiary (the “Merger Sub”) under the laws of the State of Delaware and merged the Company into the Merger Sub. All of the liabilities and assets of the Company existing prior to the reincorporation were transferred, assumed and assigned to the Delaware entity. The certificate of incorporation and bylaws of the Delaware entity became our new Certificate of Incorporation and Bylaws, and reflect the Plan of Recapitalization.

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

o
Conversion of Series A Preferred Stock. Converted the Series A Preferred Stock (and the waiver of all accrued and unpaid dividends and liquidation rights on the Series A Preferred Stock after conversion of 50% of such accrued and unpaid dividends into shares of common stock in connection with the transactions contemplated by the Plan of Recapitalization) into 4,584,196 shares of common stock on a post-reverse split basis.

As a result of the approval of the Plan of Recapitalization by our shareholders, in addition to the conversion of Series A Preferred Stock, the 15,000 shares of Series B Preferred Stock and the 8,000 shares of Series C Preferred Stock converted into 6,000,000 and 800,000 shares of common stock, respectively, following the reverse stock split. As a result of the reverse stock split and the conversion of all the outstanding preferred stock, the total number of shares of Conmed, Inc. common stock outstanding was approximately 11,800,000 and no preferred shares remained outstanding.
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

Acquisition
Acquisitions are recorded based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), using the purchase method. Under purchase accounting, assets acquired should be stated on the financial statements at “fair value” (see definition in Fair Value of Financial Instruments section below).  SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion.  SFAS 141 also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption.

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. The value of service contracts acquired is represented by the future revenue streams, therefore, the income approach is the most applicable fair value measurement approach to value these assets. The operating income streams of service contracts acquired was calculated based on net present value of estimated earnings at an interest rate of 20%. Operating income streams were estimated on a contract by contract basis and an overall cost factor was used to estimate management expenses. Service contracts acquired are amortized over the life of each individual contract, ranging from approximately one to five years.

Projected amortization of service contracts at December 31, 2008 is as follows:

2009	1,370,000
2010	434,000
2011	159,000
2012	30,000
2013	11,000
$2,004,000

Accumulated amortization of service contracts as of December 31, 2008 and 2007 was $3,494,000 and $1,801,000, respectively.

Service contract amortization expense recognized was $1,693,000 and $1,801,000 for the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007, respectively.

Non-Compete Agreements
Non-compete agreements are generally acquired as part of our acquisition agreements. Key considerations in estimating the value of non-compete agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Non-compete agreements are amortized over the lives of the agreements, approximately two to five years.

Projected amortization of non-compete agreements at December 31, 2008 is as follows:

2009	385,000
2010	266,000
2011	68,000
2012	56,000
2013	46,667
$821,667

Accumulated amortization of non-compete agreements as of December 31, 2008 and 2007 was $578,333 and $251,000, respectively.

Non-compete amortization expense recognized was $327,333 and $251,000 for the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007, respectively.

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

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2008 and December 31, 2007, cash equivalents consisted of an interest-bearing money market account and certificates of deposit at a commercial bank.

Concentration of Credit Risk
We maintain cash in bank deposit accounts that at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments
Financial instruments include cash, receivables, accounts payable, accrued expenses, deferred revenue and long-term debt. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which we believe would currently be available to us for similar issues of debt, taking into account our current credit risk and the other market factors.  The same assumptions were used to record financial instruments acquired through the business acquisition at fair value.  See the disclosure concerning business combinations in Note 3.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The adoption of SFAS 157 did not have a material impact on our financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Conmed, Inc, Conmed Oregon, Inc and CMHS. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain contracts provide for monthly fee adjustments to reflect any missed hours of work required under terms of the contract. In addition, we may incur liquidated damages related to specific performance measurements required under the contract that we have failed to meet. Reductions in monthly fees resulting from staffing adjustments and liquidated damages are recorded by us as reductions to revenue. During the twelve month period ended December 31, 2008 and the 340-day period ended December 31, 2007, we recorded approximately $473,000 and $26,000, respectively, in such adjustments which were included in revenue.

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the twelve month period ended December 31, 2008 and the 340-day period ended December 31, 2007, we received stop/loss reimbursements of approximately $1,060,000 and $321,000, respectively, which were included in revenue.

Accounts Receivables
Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. We determine the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2008 and December 31, 2007, there was no allowance for doubtful receivables. There was no bad debt expense for the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007.

Property, Equipment and Software
Property, equipment and software are recorded at cost. Depreciation is provided using the straight-line and accelerated methods of depreciation over the estimated useful lives of three to seven years. It is our policy to capitalize purchases of equipment, fixtures and software that benefit future periods. Repairs and maintenance costs are expensed when incurred.

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

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 Revised, Shared-Based Payments (“SFAS 123R”), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

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

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS 157, fair value measurements are disclosed by level within that hierarchy.  The requirements of SFAS 157 were first effective for our fiscal year beginning January 1, 2008.  However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (“SFAS 141R”). SFAS 141R replaces the original SFAS No. 141. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The statement generally requires that acquisition costs be expensed. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS 141R will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective beginning January 1, 2009. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

Presentation of Share and Per Share Information
All common stock shares and per share information has been adjusted to reflect the 1 for 20 reverse stock split effective on March 14, 2007.

NOTE 3.	Business Combination

Acquisition of Conmed, Inc.
Prior to the Acquisition, the Company was classified as a shell company. At the time of the acquisition, Conmed, Inc. was in contract with and serviced 18 detention centers and facilities at the county level in the United States. The Acquisition provided the Company with an entry into the correctional market, made available established relationships and contracts with county correctional institutions, offered a portfolio of medical service offerings and employed experienced professional and management, thus the Acquisition provided the Company with a platform for significant growth opportunities in the correctional healthcare market.

The Acquisition that occurred on January 26, 2007, was recorded using purchase accounting in accordance with SFAS 141. The cost of Conmed, Inc. to our consolidated assets and liabilities is based on their fair value as of that date. The fair value of Conmed, Inc.'s intangible assets was determined by valuations performed by an independent appraiser. The purchase price exceeded the fair value of Conmed, Inc.'s net assets acquired with the excess amount recorded as goodwill. The results of Conmed, Inc.’s operations are included in our consolidated financial statements since the date of acquisition.

The purchase price, including related acquisition costs, totaled $10,337,471.  The purchase price of Conmed, Inc. was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill.  Based on management’s estimate, the acquisition of Conmed, Inc. resulted in $4,852,338 of goodwill, $4,500,000 of service contract intangibles having a 3.2 year weighted average amortization period and $1,000,000 of non-compete agreements having a 3.8 year weighted average amortization period.  This purchase was financed with funds obtained in the Private Placement discussed in Note 4.

The following table details the net assets of Conmed, Inc., acquired:

Conmed, Inc. net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$194,938
Accounts receivable	1,106,866
Prepaid expenses	195,943
Total current assets	1,497,747
PROPERTY AND EQUIPMENT, NET	44,163
OTHER ASSETS
Service contracts acquired	4,500,000
Non-compete agreements acquired	1,000,000
Goodwill	4,852,338
Deposits	2,424
Total other assets	10,354,762
Total assets	11,896,672
CURRENT LIABILITIES
Accounts payable	839,070
Accrued expenses	625,645
Deferred revenue	74,518
Notes payable, current portion	7,362
Total current liabilities	1,546,595
NOTES PAYABLE, LONG-TERM	12,606
Total liabilities	1,559,201
Conmed, Inc. net assets acquired	10,337,471

The following table details the purchase price of Conmed, Inc:

Conmed, Inc. purchase price
Cash purchase price	$8,000,000
Equity adjustment at closing	30,602
Escrow deposit forfeited	250,000
§338 tax election	110,000
Deal expenses	338,869
Less: Conmed, Inc. cash acquired	(194,938)
Net, cash purchase price	8,534,533
Add back: Conmed, Inc. cash acquired	194,938
Common stock issued to Conmed, Inc.'s shareholders	1,608,000
Total purchase price	$10,337,471

The goodwill amount includes the original escrow deposit of $250,000, which was forfeited when the Acquisition did not close by October 31, 2006, an estimated $338,869 in third party acquisition costs, and 800,000 shares of common stock valued at $1,608,000 at the time of the closing of the Acquisition. An equity adjustment of $30,602 was made at the time of closing resulting from the minimum contractual equity requirement of $400,000 at the time of closing.  The purchase price was adjusted during the fourth quarter of 2007 to reflect additional costs of approximately $560,000 associated with the Acquisition.

The former shareholders of Conmed, Inc. made an election under Section 338 (h)(10) ("Section 338(h)(10)”) of the Internal Revenue Code (the “IRC”) to treat the sale as an asset purchase for income tax purposes. This election created additional tax basis in the goodwill and intangible assets.  Substantially all of the goodwill and intangible assets listed above will be deductible for income tax purposes in future periods.

Asset Purchase of EMDC
EMDC owned contracts to provide primarily physician services in six counties in Northwestern Oregon that were serviced by Dr. Robert Tilley. The contracts offered significant growth opportunities since they fit well with the Company’s geographic expansion strategy and overall business model to expand services with existing accounts and leverage the Company’s expertise in providing full on-site staffing, acute care, mental health, pharmacy and management of out-of-facility services.

The purchase of all of the assets of EMDC that occurred on February 29, 2008 (the “Asset Purchase”), was recorded using purchase accounting in accordance with SFAS 141. The cost of EMDC to our consolidated assets and liabilities is based on their fair value as of that date. The purchase price exceeded the fair value of EMDC’s net assets acquired with the excess amount recorded as goodwill. The results of EMDC’s operations are included in our consolidated financial statements since the date of acquisition.

The purchase price, including related acquisition costs, totaled $555,148.  The purchase price of EMDC was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill.  Based on management’s estimate, the acquisition of EMDC resulted in $193,148 of goodwill, $242,000 of service contract intangibles having a 1.7 year weighted average amortization period and $120,000 of non-compete agreements having a 2.0 year weighted average amortization period.  This purchase was financed with funds provided by working capital.

The following table details the net assets of EMDC acquired:

Service contracts acquired	$242,000
Non-compete agreements acquired	120,000
Goodwill	193,148
Total	$555,148

The following table details the purchase price of EMDC:

EMDC purchase price
Cash purchase price	$228,472
Deal expenses	17,381
Net, cash purchase price	245,853
Promissory note	132,275
Performance adjustment on promissory note	(22,993)
Warrants issued	50,013
Common stock issued	150,000
Total purchase price	$555,148

Substantially all of the goodwill and intangible assets listed above will be deductible for income tax purposes in future periods.

Acquisition of CMHS
The purchase of all of the stock of CMHS that occurred on November 4, 2008 (the “Stock Purchase”) accelerated the expansion of the Company’s national behavioral healthcare strategy by creating a preeminent behavioral health platform in Maryland. As a result of the Stock Purchase, the Company obtained the needed additional clinical infrastructure required to provide behavioral health services to the Company’s current Maryland contracts at the standard of care the Company’s customers have come to expect.

The Stock Purchase was recorded using purchase accounting in accordance with SFAS 141. The cost of CMHS to our consolidated assets and liabilities is based on their fair value as of that date. The purchase price exceeded the fair value of CMHS's net assets acquired with the excess amount recorded as goodwill. The results of CMHS’s operations are included in our consolidated financial statements since the date of acquisition.

The purchase price, including related acquisition costs, totaled $2,150,062.  The purchase price of CMHS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill.  Based on management’s estimate, the acquisition of CMHS resulted in $1,209,058 of goodwill, $756,000 of service contract intangibles having a 2.3 year weighted average amortization period and $280,000 of non-compete agreements having a 5 year weighted average amortization period.  This purchase was financed with funds provided by working capital.

The following table details the opening fair value balance sheet for the CMHS acquisition:

CMHS net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$3,477
Accounts receivable	129,700
Prepaid expenses	1,682
Total current assets	134,859
PROPERTY AND EQUIPMENT, NET OTHER ASSETS	5,000
Service contracts acquired	756,000
Non-compete agreements acquired	280,000
Goodwill	1,209,058
Deposits	1,710
Total other assets	2,246,768
Total assets	2,386,627
CURRENT LIABILITIES ASSUMED
Accrued expenses	118,135
Notes payable	118,430
Total current liabilities	236,565
CMHS net assets acquired	2,150,062

The following table details the purchase price of CMHS:

CMHS purchase price
Cash purchase price	$1,800,000
Post closing adjustments	53,320
Deal expenses	96,742
Less: CMHS cash acquired	(3,477)
Less: hold back of payment	(178,730)
Net, cash purchase price at December 31, 2008	1,767,855
Add back: CMHS cash acquired	3,477
Add back: hold back of payment after December 31, 2008	178,730
Common stock issued	200,000
Total purchase price	$2,150,062

The former shareholder of CMHS is required to make an election under Section 338 (h)(10) to treat the sale as an asset purchase for income tax purposes. This election created additional tax basis in the goodwill and intangible assets.  Substantially all of the goodwill and intangible assets listed above will be deductible for income tax purposes in future periods.

The following selected pro forma information from the statements of operations is prepared assuming we had acquired Conmed, Inc., EMDC and CMHS at the beginning of 2007:

	2008	2007
Revenue	$41,751,667	$27,663,492
Net loss	(851,302)	(2,346,241)
Basic and diluted loss per share	$(0.07)	$(0.22)

The pro forma net loss reflects adjustments made for depreciation and amortization and income taxes as discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The pro forma basic and diluted net loss per share have been calculated assuming the common shares issued in connection with the Acquisition, Asset Purchase and Stock Purchase were issued at the beginning of 2007.

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

Common Stock Warrants

Pre-Acquisition Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the Private Placement negotiations, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

During the twelve months ended December 31, 2008 no warrants were exercised and during the 340-day period ended December 31, 2007, 25,000 warrants were exercised using the cashless exercise function and as a result, 23,115 shares of common stock were issued.  As of December 31, 2008, 225,000 warrants remain outstanding.

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

During the twelve months ended December 31, 2008, 400,000 warrants were exercised using the cashless exercise function and as a result, 352,000 shares of common stock were issued and during the 340-day period ended December 31, 2007, 120,000 warrants were exercised generating net proceeds of $36,000.  As of December 31, 2008, 980,000 warrants remain outstanding.

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

As of December 31, 2008, no warrants have been exercised and 500,000 warrants remain outstanding.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement, we issued to the Maxim Group LLC, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

As of December 31, 2008, no warrants have been exercised and 300,000 warrants remain outstanding.

Consultant Warrants @ $1.65 per share
In connection with a consulting agreement dated January 28, 2008, we issued to a consultant a warrant to purchase 120,000 shares of common stock at an exercise price of $1.65 per share expiring February 24, 2013. The warrant vests over four (4) years and is contingent upon the continued service to the Company of the warrant holder. One-quarter of the warrant vested on February 24, 2009 and one thirty-sixth of the warrant will vest on the 24th day of each calendar month thereafter for the following 36 months or until such time as the warrant holder is no longer providing service for the Company. The warrant was valued at $66,909 as of the date of grant using the fair value method which will be recorded as stock-based compensation over the vesting period.

As of December 31, 2008, the warrant holder is no longer providing service for the Company and the warrant to purchase 120,000 shares has been forfeited. Expense of $14,197 that was recorded in the first and second quarters of 2008 were reversed in the third quarter.

Consultant Warrants @ $1.85 per share
In connection with the Asset Purchase, we issued to two consultants warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vested immediately and expire February 28, 2013. The warrants were valued at $50,013 as of the date of grant using the fair value method. This expense has been included in acquisition costs.

As of December 31, 2008, no warrants have been exercised and the warrants remain outstanding.

Summary
During the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007, we recorded stock-based compensation expense net of reversals for forfeited warrants totaling $0 and $0, respectively.

As of December 31, 2008, we have outstanding warrants to purchase an aggregate of 2,085,000 shares of common stock at an average exercise price of $1.24 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the twelve months ended December 31, 2008, warrants to purchase 200,000 shares of our common stock were issued, 400,000 warrants were exercised resulting in the issuance of 352,000 shares of common stock and a warrant to purchase 120,000 shares of our common stock was forfeited.  During the 340-day period ended December 31, 2007, 145,000 warrants were exercised resulting in the issuance of 143,115 shares of common stock and generating net proceeds of $36,000.

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

The table below reflects option activity for the period indicated:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	1,598,667	$2.16	—	—
Granted	478,000	2.40
Forfeited	(62,750)	2.82
Cancelled	(750)	3.30
Exercised	—	—
Outstanding, December 31, 2008	2,013,167	$2.20	8.39	$138,395

Exercisable at December 31, 2008	823,968	$2.16	8.08	$63,539

Remaining shares available for grant	336,833

During the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007 we recorded stock-based compensation expense net of reversals for forfeited options totaling approximately $574,000 and $556,000, respectively.

As of December 31, 2008, stock-based compensation expense not yet recognized in income totaled $1,383,609, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The total grant date fair value of stock options vested during the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007 was $935,836 and $117,205, respectively.

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

The fair value of our stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

	For the Twelve Months Ended December 31, 2008	For the 340-Day Period January 26, 2007 to December 31, 2007
Expected life (years)	6.0	6.0
Expected volatility	52.34%	57.15%
Risk-free interest rate	2.9%	4.7%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$1.19	$1.25

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price Range	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.99	43,500	9.15	$1.74	—	$0
$2.00 - $2.49	1,700,667	8.36	$2.07	705,986	$2.01
$2.50 - $2.99	102,500	8.49	$2.79	39,271	$2.71
$3.00 - $3.49	166,500	8.41	$3.21	78,711	$3.23

	2,013,167	8.39	$2.20	823,968	$2.16

NOTE 6.	Property and Equipment

A summary of property and equipment is as follows:

	December 31, 2008	December 31, 2007
Furniture	$214,299	$19,548
Equipment	106,078	30,693
Computers	342,879	141,178
Vehicles	36,087	36,802
Construction in progress	50,804	93,022
Total	750,147	321,243
Accumulated depreciation and amortization	(220,843)	(108,428)
Property and equipment, net	$529,304	$212,815

NOTE 7.	Notes Payable

The Company has a note payable for $5,443 and $13,216 at December 31, 2008 and December, 31, 2007, respectively. The note requires monthly payments of $695 including interest at 5.9%. The note is collateralized by a vehicle.

The Company has an adjustable note payable issued on February 28, 2008 in connection with the Asset Purchase in the principal amount of $140,000.  The balance as of December 31, 2008 was $44,785.  The note requires monthly payments of $5,833 including interest at 0%, as such, the note is recorded at its present value, using an imputed 6% interest rate, of $132,275.  At December 31, 2008, we decreased the note by $22,993 based on the performance of the Company’s Northwest Operating Territory.

The Company has a note payable issued on March 16, 2006 in connection with the Stock Purchase on November 4, 2008 in the principal amount of $100,000.  The balance as of December 31 was $55,000.  The note requires monthly payments of $1,667 including interest at 7.38%.  The bank has a continuing lien on and security interest in any and all deposits or other sums at any time credited by or due from the bank or its affiliates.

The Company has a $100,000 line of credit in connection with the Stock Purchase on November 4, 2008.  The balance as of December 31, 2008 was $100,000.

NOTE 8.	Accrued Expenses

A summary of accrued expenses is as follows:

	December 31, 2008	December 31, 2007
Accrued salaries and employee benefits	$2,002,230	$1,005,852
Accrued medical claims liability	927,718	542,975
CMHS acquisition holdback liability	178,730	—
Other	102,071	14,193
Total accrued expenses	$3,210,749	$1,563,020

NOTE 9.	Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	For the Twelve Months Ended December 31, 2008	For the 340-Day Period January 26, 2007 to December 31, 2007
Numerator for basic and diluted earnings per share:
Net (loss)	$(919,267)	$(1,754,021)

Denominator:
Weighted-average basic shares outstanding	12,090,399	10,310,994

(Loss) per common share:
Basic and diluted	$(0.08)	$(0.17)

Common stock warrants and options outstanding totaling 4,098,167 and 4,003,667 shares, respectively, are not included in diluted earnings per common share for the twelve-month and 340 day periods ended December 31, 2008 and 2007, respectively, as they would have an antidilutive effect upon earnings per common share.

NOTE 10.	401(k) Plan

We offer a 401(k) plan for the benefit of substantially all of the employees of Conmed, Inc. and Conmed Oregon, Inc. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 4% of eligible compensation. We also can provide a profit sharing contribution at our discretion. Expenses related to this plan totaled approximately $121,000 and $100,000 for the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007, respectively.

We offer a Simple IRA plan for the benefit of substantially all of the employees of CMHS.  The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 3% of eligible compensation.  In lieu of a matching contribution, we can provide a nonelective contribution equal to 2% of calendar year compensation.  Expenses related to this plan totaled approximately $3,000 and $0 for the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007, respectively.

NOTE 11.	Operating Leases

We lease office space and various equipment under certain noncancelable operating leases, which expire at various dates through 2013.

Future minimum annual lease payments at December 31, 2008 are as follows:

Twelve months ending December 31:
2009	$315,000
2010	233,000
2011	190,000
2012	172,000
2013	36,000
Total	$946,000

Operating lease expense was approximately $280,000 and $83,000 for the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007, respectively.

NOTE 12.	Major Customers and Commitments

During the twelve months ended December 31, 2008 and the 340-day period ended December 31, 2007 we had approximate sales with major customers and related approximate receivables as follows:

	For the Twelve Months Ended December 31, 2008		For the 340-Day Period January 26, 2007 to December 31, 2007
	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$6,084,000	$15,000	$5,386,000	$55,000
Company B	4,216,000	152,000	—	—
Company C	4,085,000	327,000	3,244,000	286,000

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At December 31, 2008, the Company had $10,630,606 in outstanding bonds.

NOTE 13.	Income Tax Matters

The components of income tax expense from continuing operations are as follows:

	As of December 31, 2008	As of December 31, 2007
Current tax expense	$555,000	$252,000
Deferred tax benefit	(555,000)	(90,000)
Income tax expense from continuing operations	$—	162,000

Approximate deferred taxes consist of the following components:

	As of December 31, 2008	As of December 31, 2007
Deferred tax asset
Net operating loss carryforwards	$6,057,000	$6,498,000
Research and development credit carryforwards	391,000	391,000
Intangible assets	1,300,000	640,000
Other timing differences	495,000	143,000
	8,243,000	7,672,000
Less: valuation allowance	7,157,000	7,466,000
Net deferred tax asset	1,086,000	206,000

Deferred tax liability
Goodwill	(322,000)	(116,000)
Depreciation	(119,000)	—

Deferred tax asset	$645,000	$90,000

We have recorded a valuation allowance of $7,157,000 and $7,466,000 against deferred tax assets at December 31, 2008 and December 31, 2007, respectively, to reduce the total to an amount that management believes will more likely than not be realized.  Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. We recognized $645,000 of deferred tax assets for the amount we estimate will be realized in the short term. The net operating loss carryforwards will expire in years 2009 through 2026.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the IRC.  Accordingly, we have applied a valuation allowance of $6,057,000 and $391,000 against the net operating loss carryforwards and research and development credit, respectively, as we do not expect to derive any future benefit from them.

The Acquisition in January 2007 is being treated as an asset acquisition for federal income tax purposes under Section 338(h)(10), which allows the Company to capitalize and amortize intangible assets for federal income tax purposes over a 15-year period.

The Stock Purchase in November 2008 is being treated as an asset acquisition for federal income tax purposes under Section 338(h)(10), which allows the Company to capitalize and amortize intangible assets for federal income tax purposes over a 15-year period.

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pre-tax loss, due to the following:

	For the Twelve Months Ended December 31, 2008	For the Twelve Months Ended December 31, 2007
Computed federal income tax benefit	$(313,000)	$(541,000)
State income taxes	45,000	38,000
Other, including permanent differences	57,000	(156,000)
Permanent difference related to stock options	142,000	194,000
Expiration of net operating losses	378,000	143,000
Change in valuation allowance	(309,000)	484,000
Current income tax expense as shown in the statement of operations	—	162,000
Tax benefit of warrant exercises separated in additional paid in capital	—	(162,000)
Total tax expense shown in financial statements	$—	$—

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.  Major jurisdictions including Federal, Iowa, Kansas, Maryland, Oregon and Virginia remain open for examination for years subsequent to 2004.  The Company currently has not recorded a liability for uncertain tax positions under FIN 48.

NOTE 14.	Related Party Transactions

On February 29, 2008, in connection with the Asset Purchase, we issued warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share to two employees of Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company.

During the fourth quarter of 2008, we paid $75,000 to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company, for acquisition advisory services related to the Stock Purchase.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management's Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a Code of Conduct (the “Code”) that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and have posted the Code on our website at www.conmedinc.com. In the event that we have any amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3).  The other information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,013,167	$2.20	336,833
Equity compensation plans not approved by security holders (2)	605,000	1.72	—
Total	2,618,167	$2.09	336,833

(1)	The “Equity compensation plans approved by security holders” consist of the 2007 Stock Option Plan.
(2)
The “Equity compensation plans not approved by security holders” consist of consultant warrants issued in 2008 to two employees of Equity Dynamics, Inc. in connection with the Asset Purchase, placement agent warrants issued in 2007 to Maxim Group LLC in connection with the Private Placement and warrants issued in 2005 to certain designees of John Pappajohn.

Consultant Warrants.  On February 29, 2008, in connection with the Asset Purchase, we issued warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share to two employees of Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company.  The warrants vested immediately and expire February 28, 2013. As of December 31, 2008, 80,000 warrants remain outstanding.

Placement Agent Warrants.  In connection with the Private Placement, we issued to the Maxim Group LLC, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012. As of December 31, 2008, 300,000 warrants remain outstanding.

Pre-Acquisition Warrants.  On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants (post-Plan of Recapitalization) to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.  As of December 31, 2008, 225,000 warrants remain outstanding.

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.  If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.  If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.  If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  (1) and (2). Financial Statements and Financial Statements Schedule.

See index to Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a)  (3).  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Bylaws (5)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 26, 2007, by and between Richard W. Turner and Pace Health Management Systems, Inc. (6)

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc.(6)

10.9	Employment Letter Agreement dated August 21, 2006, by and between Thomas Fry and Pace Health Management Systems, Inc. (6)

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (6)

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc.(4)

10.12	Office Lease Agreement dated November 15, 2004, by and between Susan D. Moxley and Richard R. Olson (dba ConMed, Inc.) (6)

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (7)

10.14	Services Agreement, dated January 31, 2005, by and between The Board of County Commissioners of Sedgwick County, Kansas and ConMed, Inc., as amended (7)

10.15	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and ConMed, Inc., as amended (7)

10.16	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and ConMed, Inc., as amended (7)

10.17	Agreement dated April 25, 2005, by and between Howard County and ConMed, Inc., as amended (7)

10.18	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (7)

10.19	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and ConMed, Inc., as amended (7)

10.20	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and ConMed, Inc. (7)

10.21	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (8)

10.22	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (8)

10.23	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (9)

10.24	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (9)

10.25	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (9)

10.26	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (9)

10.27	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (9)

10.28	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007 *

10.29	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department (10)

10.30	Medical Service Agreement with Charles County, Maryland dated July 2, 2008 (11)

10.31	Professional Services Contract with Pima County, Arizona dated August 1, 2008 (11)

21	Subsidiaries *

23.1	Consent of McGladrey & Pullen, LLP dated March 26, 2009 *

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

March 26, 2009
	By:	/s/ Richard W. Turner
Richard Turner, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

March 26, 2009
By	/s/ Richard W. Turner
Richard Turner, Chairman and Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Thomas W. Fry
Thomas W. Fry, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

By	/s/ John Pappajohn
John Pappajohn, Director

By	/s/ Edward B. Berger
Edward B. Berger, Director

By	/s/ Terry E. Branstad
Terry E. Branstad, Director

By	/s/ John W. Colloton
John W. Colloton, Director