Form 10-Q
period 2009-03-31
Conmed Healthcare Management, Inc.
filed 2009-05-15
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission File Number:
0-27554

Conmed Healthcare Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1297992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 Parkway Dr., Suite 400 Hanover, MD	21076
(Address of principal executive offices)	(Zip Code)

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
YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 14, 2009
Common Stock, $0.0001 par value per share	12,596,834

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008	1

Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008	2

Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008	3

Consolidated Statements of Shareholders’ Equity
For the three months ended March 31, 2009	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4(T). CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

SIGNATURES	20

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,285,126	$7,472,140
Accounts receivable	2,925,592	2,375,583
Prepaid expenses	139,021	291,599
Total current assets	11,349,739	10,139,322
PROPERTY AND EQUIPMENT, NET	511,296	529,304
DEFERRED TAXES	645,000	645,000
OTHER ASSETS
Service contracts acquired, net	1,510,000	2,004,000
Non-compete agreements, net	724,667	821,667
Goodwill	6,254,544	6,254,544
Deposits	15,408	15,408
Total other assets	8,504,619	9,095,619
	$21,010,654	$20,409,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,353,204	$1,080,259
Accrued expenses	3,549,171	3,210,749
Taxes payable	179,283	432,380
Deferred revenue	640,295	561,734
Notes payable, current portion	52,213	170,228
Total current liabilities	5,774,166	5,455,350
NOTES PAYABLE, LONG-TERM	35,000	35,000
DERIVATIVE FINANCIAL INSTRUMENTS	2,726,360	—
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,477,539 and 12,457,539 shares as of March 31, 2009 and December 31, 2008, respectively	1,248	1,246
Additional paid-in capital	34,680,263	36,875,610
Retained (deficit)	(22,206,383)	(21,957,961)
Total shareholders' equity	12,475,128	14,918,895
	$21,010,654	$20,409,245

See Notes to unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Service contract revenue	$12,419,241	$7,836,250

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	6,987,854	4,114,027
Medical expenses	2,381,933	2,016,588
Other operating expenses	384,205	233,436
Total healthcare expenses	9,753,992	6,364,051

Gross profit	$2,665,249	$1,472,199

Selling and administrative expenses	1,815,527	1,589,012
Depreciation and amortization	634,821	499,450
Total operating expenses	2,450,348	2,088,462

Operating income (loss)	214,901	(616,263)

OTHER INCOME (EXPENSE)
Interest income	28,628	65,898
Interest (expense)	(5,205)	(1,689)
Change in fair value of derivatives	866	—
Total other income	24,289	64,209

Income (loss) before income taxes	239,190	(552,054)
Income tax (expense)	(121,000)	—
Net income (loss)	$118,190	$(552,054)

INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,471,928	11,989,473
Diluted	13,529,197	11,989,473
See Notes to unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$118,190	$(552,054)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	43,821	13,450
Amortization	591,000	486,000
Stock-based compensation	159,269	120,055
Change in fair value of derivatives	(866)	—
Changes in working capital components
(Increase) in accounts receivable	(550,009)	(686,526)
Decrease in prepaid expenses	152,578	151,064
Decrease in deposits	—	45,000
Increase in accounts payable	272,945	260,191
Increase in accrued expenses	338,422	766,839
(Decrease) in income taxes payable	(253,097)	—
Increase (decrease) in deferred revenue	78,561	(164,038)
Net cash provided by operating activities	950,814	439,981

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(25,813)	(186,301)
Asset Purchase from EMDC, P.C.	—	(245,711)
Net cash used in investing activities	(25,813)	(432,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	(100,000)	—
Payments on loans	(18,015)	(1,901)
Proceeds from exercise of warrants	6,000	—
Net cash used in financing activities	(112,015)	(1,901)

Net increase in cash and cash equivalents	812,986	6,068

CASH AND CASH EQUIVALENTS
Beginning	7,472,140	7,136,720
Ending	$8,285,126	$7,142,788

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Stock (81,081 Shares) for Asset Purchase from EMDC, P.C.	—	150,000
Promissory Note payable to EMDC, P.C. for Asset Purchase	—	132,275
Warrants (80,000 Shares) for Asset Purchase from EMDC	—	50,013
	$—	$332,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$5,205	$1,689
Income taxes paid	374,097	—

See Notes to unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2008	$—	$1,246	$36,875,610	$(21,957,961)	$14,918,895
Cumulative effect of change in accounting principle
January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	—	—	(2,399,538)	(366,612)	(2,766,150)
Net Income	—	—	—	118,190	118,190
Stock option expense	—	—	159,269	—	159,269
Exercise of warrants	—	2	44,922	—	44,924
Balance at March 31, 2009	$—	$1,248	$34,680,263	$(22,206,383)	$12,475,128
See Notes to unaudited Financial Statements

Page - 4 -

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. As of March 31, 2009, we were in contract with, and currently providing medical services in thirty-three counties in six states including:  Arizona, Kansas, Maryland, Oregon, Virginia and Washington.

NOTE 2.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial information and disclosures normally included in the financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 26, 2009.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for a full year.

A summary of the Company's significant accounting policies is as follows:

Acquisitions
Acquisitions are recorded based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141(Revised), Business Combinations (“SFAS 141R”), using the purchase method. Under purchase accounting, assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree should be stated on the financial statements at “fair value” (see definition in Fair Value of Financial Instruments section below), with limited exceptions, as of the acquisition date.  SFAS 141R requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion.  SFAS 141R also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The statement generally requires that acquisition costs be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009.

Page - 5 -

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. The value of service contracts acquired is represented by the future revenue streams, therefore, the income approach is the most applicable fair value measurement approach to value these assets. The operating income streams of service contracts acquired are calculated based on the net present value of estimated earnings. Operating income streams are estimated on a contract by contract basis and an overall cost factor is used to estimate management expenses.  Service contracts acquired are amortized over the life of each individual contract.

Non-Compete Agreements
Non-compete agreements are generally acquired as part of our acquisition agreements.  Key considerations in estimating the value of non-compete agreements include consideration of the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement. Non-compete agreements are amortized over the lives of the agreements.

Goodwill
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. There have been no indicators of impairment for any of the goodwill. We have elected to perform our annual analysis during the fourth quarter of each fiscal year.

Fair Value of Financial Instruments
Financial instruments include cash, receivables, accounts payable, accrued expenses, deferred revenue and long-term debt. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which we believe would currently be available to us for similar issues of debt, taking into account our current credit risk and the other market factors.  The same assumptions are used to record financial instruments acquired through acquisition at fair value.

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

The adoption of SFAS 157 did not have a material impact on our financial statements.  Details related to our adoption of this standard are discussed in Note 6, “Fair Value Measurements”.

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

Page - 6 -

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

Stock Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (Revised), Shared-Based Payments (“SFAS 123R”), using the modified prospective transition method. Prior to that date, we accounted for stock option awards under Accounting Principles Board Opinion No. 25. In accordance with SFAS 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on January 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. The exercise price of options granted under our incentive plans is equal to the fair market value of the underlying stock at the grant date. We assume no projected forfeitures on stock-based compensation, since actual historical forfeiture rates on our stock-based incentive awards have been negligible.

Fair Value of Derivative Financial Instruments
Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in Note 5, “Fair Value of Warrants”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

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

Page - 7 -

New Accounting Pronouncements
None.

NOTE 3.	Common Stock Options

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of up to 2,350,000 incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the three months ended March 31, 2009 and 2008, we recorded stock-based compensation expense net of reversals for forfeited options totaling $159,269 and $118,452, respectively.

During the three months ended March 31, 2009, the Board of Directors authorized options to purchase 29,000 shares of common stock at an average exercise price of $2.35 per share.  Additionally, during the three months ended March 31, 2009, no options were forfeited and as of March 31, 2009, 307,833 shares remain available for grant.

NOTE 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per-share:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$118,190	$(552,054)

Denominator:
Weighted-average basic shares outstanding	12,471,928	11,989,473
Assumed conversion of dilutive securities:
Stock options	32,904	—
Warrants	1,024,365	—
Potentially dilutive common shares	1,057,269	—

Denominator for diluted earnings per share – Adjusted weighted average shares	13,529,197	11,989,473

Earnings (loss) per common share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

Common stock warrants and options outstanding totaling 3,049,898 and 4,161,167 shares, respectively, are not included in diluted earnings per common share for the three months ended March 31, 2009 and 2008, respectively, as they would have an antidilutive effect upon earnings per common share.

Page - 8 -

NOTE 5.	Fair Value of Warrants

As a result of adopting EITF 07-5 effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as follows.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

Pre-Acquisition Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the Private Placement negotiations, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

Black-Scholes assumptions	March 31, 2009	January 1, 2009
Expected life (years)	0.8	0.9
Expected volatility	84.56%	82.51%
Risk-free interest rate	0.9%	0.8%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 225,000 shares of common stock.  During the three months ended March 31, 2009, no warrants were exercised and as of March 31, 2009, we had outstanding warrants to purchase an aggregate of 225,000 shares of common stock.

Investor Warrants @ $0.30 per share
In connection with the private placement of $15,000,000 of units of Series B Convertible Preferred Stock and warrants completed on January 26, 2007 (the “Private Placement”), each investor received a warrant to purchase up to a number of shares of common stock equal to 25% of such investor's subscription amount, divided by the conversion price of the Series B Preferred Stock, with an exercise price equal to $0.30. As a result, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share, expiring March 13, 2012.

Black-Scholes assumptions	March 31, 2009	January 1, 2009
Expected life (years)	1.9	2.0
Expected volatility	84.56%	82.51%
Risk-free interest rate	1.3%	1.1%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 980,000 shares of common stock.  During the three months ended March 31, 2009, warrants to purchase 20,000 shares of common stock were exercised with an aggregate fair value of $38,422 on the exercise dates resulting in the Company recognizing a loss of $502 from the change in fair value. As of March 31, 2009, we had outstanding warrants to purchase an aggregate of 960,000 shares of common stock.

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

Page - 9 -

Black-Scholes assumptions	March 31, 2009	January 1, 2009
Expected life (years)	1.9	2.0
Expected volatility	84.56%	82.51%
Risk-free interest rate	1.3%	1.1%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 500,000 shares of common stock.  During the three months ended March 31, 2009, no warrants were exercised and as of March 31, 2009, we had outstanding warrants to purchase an aggregate of 500,000 shares of common stock.

Summary
On January 1, 2009, in connection with our adoption of EITF 07-5, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.  During the three months ended March 31, 2009, warrants to purchase 20,000 shares of common stock were exercised generating $6,000 of net proceeds and having an aggregate fair value of $38,924 on the exercise dates resulting in the Company recognizing a loss of $502 from the change in fair value.  The fair value of the outstanding common stock purchase warrants as of March 31, 2009 decreased $1,368 to $2,726,360.  As such, we recognized an $866 unrealized gain from the change in fair value of these warrants for the three months ended March 31, 2009.

As of March 31, 2009, we have outstanding warrants to purchase an aggregate of 2,065,000 shares of common stock at an average exercise price of $1.25 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

As a result of the adoption of EITF 07-5, the Company is also required to disclose the fair value measurements required by SFAS 157.  The derivative financial instruments recorded at fair value in the balance sheet as of March 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$2,726,360	$—	$—	$2,726,360

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with EITF 07-5, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the three months ended March 31, 2009, we recognized an $866 unrealized gain related to the change in fair value of the financial instruments which is included in Other Income on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2009:

Initial recognition of equity-linked financial instruments as of January 1, 2009	$2,766,150
Transfers into level 3	—
Transfers out of level 3	—
Sales of equity-linked financial instruments	(38,924)
Unrealized gains related to the change in fair value	(866)
Balance as of March 31, 2009	$2,726,360

Page - 10 -

NOTE 7.	Income Tax Matters

Our effective tax rate was 50.6%, which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation.  The change in our effective tax rate from prior periods is primarily due to the increase in our pre-tax income relative to prior periods and the ability to effectively determine our annualized effective tax rate.  For the three months ended March 31, 2009, we recorded income tax expense of $121,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the IRC. Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

Page - 11 -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of both Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) and Conmed, Inc. (“Conmed, Inc.”) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “plan,” “potential” or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2008. Investors and security holders are urged to read this document free of charge on the SEC's web site at www.sec.gov.

General
Prior to January 26, 2007, the Company was classified as a shell company and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc.

On January 26, 2007, we acquired Conmed, Inc., a provider of correctional healthcare services since 1984 (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by December 2006, it had secured contracts in four (4) states. In January 2007, Conmed, Inc. was in contract with and serviced 18 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of March 31, 2009 the Company was servicing detention facilities in thirty-three (33) counties and six (6) states. Our services have expanded to include the mental health offerings of our new wholly-owned subsidiary Correctional Mental Health Services, LLC (“CMHS”).

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related medical expense accruals and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2008.

Page - 12 -

Recently Adopted Accounting Standards
Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(Revised), Business Combinations (“SFAS 141R”) and it did not have a material impact on our financial position or results of operations. SFAS 141R replaces the original SFAS No. 141. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The statement generally requires that acquisition costs be expensed. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and it did not have a material impact on our financial position or results of operations. SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) to be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective beginning January 1, 2009.

Effective January 1, 2009 we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in more detail elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements
None.

Page - 13 -

Results of Operations
Three-Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
The following discussion of financial results below is derived from unaudited financial statements for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$12,419,241	100.0%	$7,836,250	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	6,987,854	56.3%	4,114,027	52.5%
Medical expenses	2,381,933	19.2%	2,016,588	25.7%
Other operating expenses	384,205	3.1%	233,436	3.0%
Total healthcare expenses	9,753,992	78.5%	6,364,051	81.2%

Gross profit	2,665,249	21.5%	1,472,199	18.8%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,815,427	14.6%	1,589,012	20.3%
Depreciation and amortization	634,821	5.1%	499,450	6.4%
Total operating expenses	2,450,348	19.7%	2,088,462	26.7%

Operating income (loss)	214,901	1.7%	(616,263)	(7.9)%

OTHER INCOME (EXPENSE)
Interest income	28,628	0.2%	65,898	0.8%
Interest expense	(5,205)	0.0%	(1,689)	0.0%
Change in fair value of derivatives	866	0.0%	—	0.0%
Total other income (expense)	24,289	0.2%	64,209	0.8%

Income (loss) before income taxes	239,190	1.9%	(552,054)	(7.0)%

Income tax expense	121,000	1.0%	—	0.0%

Net income (loss)	$118,190	1.0%	$(552,054)	(7.0)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the three months ended March 31, 2009 and 2008, was $12,419,241 and $7,836,250, respectively, which represents an increase of $4,582,991 or 58.5%. Net income was $118,190 or 1.0% of revenue compared to a net loss of $(552,054) or (7.0%) of revenue for the three months ended March 31, 2009 and 2008, respectively, which represented an increased profit of $670,244.

Approximately $4,303,192 or 93.9% of the increase in revenue for the three months ended March 31, 2009 compared to the same period for the prior year resulted from the addition of new contracts since March 31, 2008: Caroline County, MD; Charles County, MD; Chesapeake City, VA; Douglas County, OR; Pima County, AZ; and Roanoke County, VA; as well as the contracts in Oregon acquired when we purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”) in February 2008 plus the revenue generated from the acquisition of CMHS on November 4, 2008. Revenue improvement totaling approximately $208,122, or 4.5% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2008. Price increases related to existing service requirements totaled approximately $312,253 or 6.8% of the increase. Partially offsetting the above were decreases in other volume related activities totaling $(240,576), or (5.2%) of revenue, primarily associated with a decrease in stop/loss reimbursements due to reduced out of facility medical expenditures in excess of stop/loss limits billed back to counties.

Page - 14 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $6,987,854 or 56.3% of revenue for the three month period ended March 31, 2009, compared to $4,114,027 or 52.5% of revenue for the three months ended March 31, 2008. The increase in spending for salaries and employee benefits of $2,873,827 or 69.9% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting primarily from our new medical service contracts and expansions in some of our existing agreements. The primary factors causing the increase in salaries and employee benefits as a percentage of revenue was the addition of new service contracts with Caroline County, MD and Pima County, AZ, which primarily provide staffing services. As a result, these contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expenses
Medical expenses for the three months ended March 31, 2009 and 2008 were $2,381,933 or 19.2% of revenue and $2,016,588 or 25.7% of revenue, respectively, which represented an increase of $365,345 or 18.1%. The increase in spending for medical expenses in absolute dollars reflects increases for medical services both in and out of the facility plus increased expenditures for pharmacy and radiology services. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new primarily staffing services contracts in 2008 in Caroline County, MD and Pima County, AZ, and decreased spending for hospitalization and other out of facility inmate medical visits primarily in Baltimore County, MD, Loudoun County, VA and Frederick County, MD, partially offset by the addition of pharmacy services in Calvert County, MD, Douglas County, OR and Pima County, AZ.

Other operating expenses
Other operating expenses were $384,205, or 3.1% of revenue, for the three months ended March 31, 2009, compared to $233,436, or 3.0% of revenue, for the three months ended March 31, 2008. The increase of $150,769 in spending is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising, professional liability insurance, and performance and payment bonds.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $1,815,527 or 14.6% of revenue and $1,589,012 or 20.3% of revenue, respectively. The increased expenditures of $226,515 reflects an investment in additional management and administrative personnel required to support additional new contracts and services added in 2008, as well as to sustain the Company during anticipated future growth. Stock based compensation for the three months ended March 31, 2009 and 2008 was $159,269 and $120,055, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $494,000, or 4.0% of revenue, for the three months ended March 31, 2009, compared to $414,000, or 5.3% of revenue, for the three months ended March 31, 2008. The increase primarily reflects additional amortization expense for service contracts acquired in the CMHS acquisition in November 2008 partially offset by a decrease in amortization expense related to the Conmed, Inc. acquisition as certain individual contracts acquired have become fully amortized. Amortization of non-compete agreements was $97,000, or 0.8% of revenue, for the three months ended March 31, 2009, compared to $72,000, or 0.9% of revenue, for the three months ended March 31, 2008. The increase primarily reflects an additional non-compete agreement related to the acquisition of CMHS. Depreciation expense increased to $43,821 for the three months ended March 31, 2009 compared to $13,450 for the prior year period due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland.

Interest income
Interest income was $28,628 for the three months ended March 31, 2009 compared to $65,898 for the same period in 2008. Cash balances in the first quarter of 2009 were higher compared to the first quarter of 2008, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the first quarter increased to $5,205 in 2009 compared to $1,689 in the same period in 2008.

Page - 15 -

Change in fair value of derivatives
As a result of adopting EITF 07-5 effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  As such, on January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.  During the three months ended March 31, 2009, warrants to purchase 20,000 shares of common stock were exercised generating $6,000 of net proceeds and having an aggregate fair value of $38,924 on the exercise dates resulting in the Company recognizing a loss of $502 from the change in fair value.  The fair value of the outstanding common stock purchase warrants as of March 31, 2009 decreased $1,368 to $2,726,360.  As such, we recognized an $866 unrealized gain from the change in fair value of these warrants for the three months ended March 31, 2009.

Income tax expense
Our effective tax rate was 50.6%, which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation.  The change in our effective tax rate from prior periods is primarily due to the increase in our pre-tax income relative to prior periods and the ability to effectively determine our annualized effective tax rate.  For the three months ended March 31, 2009, we recorded income tax expense of $121,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the IRC. Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

LIQUIDITY AND CAPITAL RESOURCES
Financing is generally provided by funds generated from our operating activities.

Cash flow for the three months ended March 31, 2009 compared to the three months ended March 31, 2008
Cash as of March 31, 2009 and March 31, 2008 was $8,285,126 and $7,472,140, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash flow from operations for the three months ended March 31, 2009 totaled $950,814, reflecting a net income of $118,190 plus $793,224 in adjustments for non-cash expenses such as amortization and stock-based compensation and $39,400 in changes in working capital components because of increases in accrued expenses, accounts payable and deferred revenue and a decrease in prepaid expenses partially offset by an increase in accounts receivable and a decrease in income taxes payable.  Cash flow from operations for the three months ended March 31, 2008 totaled $439,981, reflecting a net loss of $552,054 offset by $619,505 in adjustments for non-cash expenses such as amortization and stock-based compensation and $372,530 in changes in working capital components because of increases in accrued expenses and accounts payable and a decrease in prepaid expenses partially offset by an increase in accounts receivable and a decrease in deferred revenue.

Cash flow from investing activities for the three months ended March 31, 2009 used $25,813 for purchases of property and equipment. Cash flow from investing activities for the three months ended March 31, 2008 used $432,012. The asset purchase of EMDC service contracts used $245,711 and purchases of computer and office equipment used $186,301 primarily related to the new corporate office in Hanover, Maryland.

Cash flow from financing activities for the three months ended March 31, 2009 used cash of $112,015. Payments on the line of credit were $100,000 and payment on loans were $18,015 which was partially offset by proceeds from warrant exercises of $6,000.  Cash flow from financing activities for the three months ended March 31, 2008 used cash of $1,901 for payments on a loan.

Loans
As of March 31, 2009, we had a note outstanding for a vehicle in the amount of $3,381 and two short-term notes payable for $33,831 and $50,000, respectively.

Page - 16 -

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of March 31, 2009, we have three performance bonds totaling $7,845,325 and two payment bonds for $2,785,281, totaling $10,630,606. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2009:

	Total	Due as of 3/31/10	Due as of 3/31/11 and 3/31/12	Due as of 3/31/13 And 3/31/14	Due Thereafter
Automobile Loan	$3,381	$3,381	$—	$—	$—
Note Payable	84,683	54,683	30,000	—	—
Equipment Leases	156,192	58,158	77,640	20,394	—
Automobile Leases	65,900	33,923	31,977	—	—
Office Space Leased	633,711	217,459	292,734	123,518	—
Total Contractual Cash Obligations	$943,867	$367,604	$432,351	$143,912	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of March 31, 2009, we have entered into 49 agreements with county governments to provide medical and healthcare services primarily to county correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $154 million as of March 31, 2009, with a weighted-average term of 4.3 years, of which approximately $29 million relates to the initial contract period and approximately $125 million relates to the option renewal periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this Item is not required to be provided by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Page - 17 -

Changes in Internal Control over Financial Reporting. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 18 -

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no material changes in the legal proceedings pending against us.

ITEM 1A.	RISK FACTORS
The information in this Item is not required to be provided by Smaller Reporting Companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
 None

ITEM 6.	EXHIBITS
10.1	Inmate Health Services Agreement, effective as of February 1, 2009, by and between Conmed, Inc. and the Western Virginia Regional Jail Authority
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

Page - 19 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

May 14, 2009
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

May 14, 2009
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 20 -