Form 10-K/A
period 2008-12-31
Conmed Healthcare Management, Inc.
filed 2009-07-14
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A filed by Conmed Healthcare Management, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Subsequent to the filing of such Annual Report, the Company determined that it did not (i) provide a comparison of its historical financial statements for the year ended December 31, 2008 and the 340-day period from January 26, 2007 to December 31, 2007 in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) provide an audited statement of operations and an audited statement of cash flows of Conmed, Inc. for the 25-day period from January 1, 2007 to January 25, 2007 as part of the Company’s Consolidated Financial Statements.  Accordingly, the Company has amended and restated Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 8 (Financial Statements and Supplementary Data) to reflect these changes.  In addition, the Company has revised the Liquidity and Capital Resources section of Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to provide a more detailed analysis of the components of the statements of cash flows, removed references to the use of an independent valuation firm to assist in the determination of the fair value of acquired intangible assets in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 8 (Financial Statements and Supplementary Data), and amended and restated Part II, Item 9A(T) (Controls and Procedures) to remove the reference to the level of assurance of the Company’s disclosure controls and procedures and certain other disclosure included therein.  In addition, Part IV, Item 15 (Exhibits and Financial Statement Schedules) is being amended solely to include a currently dated consent of the independent accounting firm and currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

The Company has not updated the information in this Amendment No. 1 to speak as of a date after the filing of the Company’s Annual Report, and this Amendment No. 1 does not amend or update the information in such Annual Report in any way other than to give effect to the items described above, to the extent specified.

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

Certain contracts provide for monthly fee adjustments to reflect any missed hours of work required under terms of the contract. In addition, we may incur liquidated damages related to specific performance measurements required under the contract that we have failed to meet. Reductions in monthly fees resulting from staffing adjustments and liquidated damages are recorded by us as reductions to revenue. During the twelve month period ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, we recorded approximately $473,000, $26,000 and $6,000, respectively, in such adjustments which were included in revenue.

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the twelve month period ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, we received stop/loss reimbursements of approximately $1,060,000, $321,000 and $15,000, respectively, which were included in revenue.

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

Results of Operations

Twelve-Months Ended December 31, 2008 Compared to the 340-Day Period January 26, 2007 to December 31, 2007
The following discussion of financial results below is derived from audited financial statements for the twelve months ended December 31, 2008 and the 340-Day Period January 26, 2007 to December 31, 2007 (hereafter referred to as the “340-Day Period”).

	Twelve Months Ended December 31, 2008		For the 340-Day Period January 26, 2007 to December 31, 2007
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$40,550,414	100.0%	$24,568,475	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	21,412,861	52.8%	12,810,048	52.1%
Medical expenses	10,378,753	25.6%	6,253,352	25.5%
Other operating expenses	1,333,425	3.3%	861,296	3.5%
Total healthcare expenses	33,125,039	81.7%	19,924,696	81.1%

Gross profit	7,425,375	18.3%	4,643,779	18.9%

OPERATING EXPENSES:
Selling, general & administrative expenses	6,359,694	15.7%	4,450,939	18.1%
Depreciation and amortization	2,132,748	5.3%	2,090,977	8.5%
Total operating expenses	8,492,442	20.9%	6,541,916	26.6%

Operating (loss)	(1,067,067)	(2.6)%	(1,898,137)	(7.7)%

Net interest income	147,800	0.4%	306,116	1.2%

Loss before income taxes	(919,267)	(2.3)%	(1,592,021)	(6.5)%

Income tax expense	—	0.0%	162,000	0.7%

Net (loss)	$(919,267)	(2.3)%	$(1,754,021)	(7.1)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the twelve months ended December 31, 2008 and the 340-Day Period, was $40,550,414 and $24,568,475, respectively, which represents an increase of $15,981,939 or 65.1%. Net loss was $919,267 or 2.3% of revenue and $1,754,021 or 7.1% of revenue for the twelve months ended December 31, 2008 and the 340-Day Period, respectively, which represented a decreased loss of $834,754.

A portion of the revenue increase, $1,504,565 or 9.4%, was attributable to the 25-day period from January 1 through January 25, 2008, which corresponding 25-day period was not included in the results for the prior year.  The remainder of the increase in revenue for the twelve months ended December 31, 2008 compared to the 340-Day Period resulted primarily from the addition of new medical service contracts which were acquired after January 26, 2007. Together these new contracts accounted for approximately $11,502,689 or 72.0% of the increase in revenue for the period. This increase includes approximately $7,703,380 in additional revenue from new contracts obtained in 2008 with Caroline County, MD; City of Chesapeake, VA; Douglas County, OR and Pima County AZ; plus approximately $3,271,993 in increased revenue reflecting the full year’s 2008 impact from medical service contracts acquired in 2007. Additional revenue resulting from the contracts purchased from EMDC and the acquisition of CMHS, which occurred on February 28, 2008 and November 4, 2008, respectively, accounted for $527,315 of the increase. Revenue increases totaling approximately $2,081,413, or 13.0% of the increase, resulted primarily from expansion of the services provided plus other volume related activities under a number of our existing contracts in which we were providing services prior to 2007. Price increases related to existing service requirements totaled approximately $893,272 or 5.6% of the increase.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $21,412,861 or 52.8% of revenue for the twelve month period ended December 31, 2008, compared to $12,810,048 or 52.1% of revenue for the 340-Day Period in 2007. A portion of the revenue increase, $842,575 or 9.8%, was attributable to the 25-day period from January 1 through January 25, 2008, which corresponding 25-day period was not included in the results for the prior year.  The remainder of the increase in spending for salaries and related employee benefits of $7,760,238 or 60.6% is primarily due to the addition of new healthcare employees required to support the increased staffing requirements resulting from our new medical service contracts and expansions in some of our existing agreements.

Medical expenses
Medical expenses for the year ended December 31, 2008 and the 340-Day Period in 2007 were $10,378,753 or 25.6% of revenue and $6,253,352 or 25.5% of revenue, respectively, which represented an increase of $4,125,401 or 66.0%. A portion of the revenue increase, $439,206 or 10.6%, was attributable to the 25-day period from January 1 through January 25, 2008, which corresponding 25-day period was not included in the results for the prior year.  The remainder of the increase in spending for medical expenses of $3,686,195, or 58.9%, primarily reflects increases for medical services care resulting primarily from the increase in medical service contracts. As a percentage of revenue increased expenditures for pharmacy and out of facility medical services were partially offset by reduced spending on contracted medical services in facility plus reduced expenditures on laboratory fees and medical supplies.

Other operating expenses
Other operating expenses were $1,333,425, or 3.3% of revenue, for the twelve months ended December 31, 2008, compared to $861,296, or 3.5% of revenue, for the 340-Day Period in 2007. A portion of the revenue increase, $45,552 or 9.6%, was attributable to the 25-day period from January 1 through January 25, 2008, which corresponding 25-day period was not included in the results for the prior year.  The remainder of the increase of $426,577 is directly related to the increase in the number of inmates served as a result of the new service contracts. The decrease in other operating expenses as a percentage of revenue reflects reduced expenditures for employment advertising and surety bond fees partially offset by increased professional services and travel primarily related to the start up at Pima County.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2008 and the 340-Day Period in 2007 were $6,359,694 or 15.7% of revenue and $4,450,939 or 18.1% of revenue, respectively. A portion of the revenue increase, $92,264 or 6.1%, was attributable to the 25-day period from January 1 through January 25, 2008, which corresponding 25-day period was not included in the results for the prior year.  The remaining increase of $1,816,491 or 40.8% primarily reflects investment in additional management and administrative personnel required to support the Company due to the increase in medical service contracts, higher legal accounting and other professional fees as well as additional costs associated with our new headquarters at Hanover, Maryland.  Equity based compensation for the twelve month period ended December 31, 2008 and the 340-Day Period in 2007was $573,775 and $556,449, respectively.

Depreciation and amortization
Depreciation and amortization reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. and CMHS in January 2007 and November 2008, respectively, and the purchase of medical service contracts from EMDC in February 2008. Amortization of service contracts acquired for the twelve months ended December 31, 2008 was $1,693,000, compared to $1,801,000 for the 340-Day Period in 2007. The reduced amortization reflects certain individual medical service contracts acquired in the Acquisition that have become fully amortized partially offset by amortization of the service contracts acquired in 2008 from CMHS and EMDC as well as the comparison of the twelve month period ended December 31, 2008 to the 340-Day Period in 2007. Amortization of non-compete agreements was $327,333 and $251,000 for the twelve months ended December 31, 2008 and the 340-Day Period in 2007, respectively reflecting additional amortization resulting from the acquisition of EMDC and CMHS as well as the comparison of the twelve month period ended December 31, 2008 to the 340-Day Period in 2007. Depreciation expense increased to $112,415 for the twelve months ended December 31, 2008, compared to $38,977 for the 340-Day Period in 2007 due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland as well as the comparison of the twelve month period ended December 31, 2008 to the 340-Day Period in 2007.

Interest income
Interest income for the year ended December 31, 2008 and the 340-Day Period in 2007 was $154,949 and $312,964, respectively, reflecting lower short-term average interest rates for the current period that were partially offset by higher average cash balances.

Interest expense
Interest expense for the year ended December 31, 2008 increased to $7,149 compared to $6,848 for the 340-Day Period in 2007.

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

Cash flow from operations for the year ended December 31, 2008 totaled $2,810,990, reflecting a net loss of $919,267 offset by $2,153,780 in adjustments for non-cash expenses such as amortization, stock-based compensation and deferred income taxes and $1,576,477 in changes in working capital components because of increases in accrued expenses, accounts payable and deferred revenue partially offset by increases in accounts receivable and prepaid expenses.  The increase in accrued expenses resulted primarily from increases in estimated medical expenses resulting primarily from the increase in medical service contracts and accrued wages resulting primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering two additional days as compared to last year as well as the accrued hold back related to the CMHS acquisition.  The increase in accounts receivable and accounts payable resulted primarily from the increase in revenues and expenses resulting primarily from the increase in medical service contracts.  The increase in deferred revenue was primarily the result of new medical service contracts with payments in advance.  The increase in income taxes payable resulted primarily from the decreased loss which resulted in an increased taxable income.  Cash flow from operations for the 340-Day Period in 2007 totaled $1,368,954, reflecting a net loss of $1,754,021 offset by $2,719,984 in adjustments for non-cash expenses such as amortization and stock-based compensation and $402,991 in changes in working capital components because of increases in accrued expenses and deferred revenue and a decrease in prepaid expenses partially offset by an increase in accounts receivable and a decrease in accounts payable.  The increase in accrued expenses, accounts receivable and deferred revenue resulted primarily from the increase in revenue and related expenses.  The decrease in accounts payable resulted primarily from the additional cash available from the private placement that was used to pay vendors as well as the increase in accrued expenses.  The decrease in prepaid expenses resulted primarily from expenses related to the Acquisition.

Cash flow from investing activities for the year ended December 31, 2008 used $2,439,869. The acquisition of CMHS and the purchase of EMDC’s contracts used $1,767,855 and $245,853, respectively. Purchases of property and equipment primarily related to the new office facility in Hanover, Maryland used $426,161. Cash flow from investing activities for the 340-Day Period in 2007 used $8,002,784. The Acquisition used $7,794,597 and purchases of computer and office equipment used $208,187.

Cash flow from financing activities for the year ended December 31, 2008 used cash of $35,701. Borrowings on the line of credit of $39,903 were offset by payments on loans payable of $75,604.  Cash flow from financing activities for the 340-Day Period in 2007 provided cash of $13,108,245. Net cash proceeds from the Private Placement were $12,916,997, and a short-term loan to finance the purchase of an insurance policy added $289,368 partially offset by payments on an automobile loan and the short-term loan of $296,120. Proceeds from the exercise of 120,000 warrants totaled $36,000.

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

We have audited the accompanying consolidated balance sheets of Conmed Healthcare Management, Inc. and Subsidiaries as of December 31, 2008 and 2007 (successor), and the related consolidated statements of operations, shareholders' equity and cash flows for the twelve months ended December 31, 2008 (successor), the 340 day period January 26, 2007 to December 31, 2007 (successor) and the 25 day period January 1, 2007 to January 25, 2007 (predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. as of December 31, 2008 and 2007 (successor), and the results of their operations and their cash flows for the twelve months ended December 31, 2008 (successor), the 340 day period January 26, 2007 to December 31, 2007 (successor) and the 25 day period January 1, 2007 to January 25, 2007 (predecessor) in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Conmed Healthcare Management, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007, included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Des Moines, Iowa
July 13, 2009

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SUCCESSOR December 31, 2008	SUCCESSOR December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,472,140	$7,136,720
Accounts receivable	2,375,583	1,622,424
Prepaid expenses	291,599	214,834
Total current assets	10,139,322	8,973,978
PROPERTY AND EQUIPMENT, NET	529,304	212,815
DEFERRED TAXES	645,000	90,000
OTHER ASSETS
Service contracts acquired, net	2,004,000	2,699,000
Non-compete agreements, net	821,667	749,000
Goodwill	6,254,544	4,852,338
Deposits	15,408	58,698
Total other assets	9,095,619	8,359,036
	$20,409,245	$17,635,829

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,080,259	$837,144
Accrued expenses	3,210,749	1,563,020
Deferred revenue	561,734	353,075
Notes payable, current portion	170,228	7,798
Income taxes payable	432,380	5,000
Total current liabilities	5,455,350	2,766,037
NOTES PAYABLE, LONG-TERM	35,000	5,418
SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of December 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,457,539 and 11,943,141 shares as of December 31, 2008 and 2007, respectively	1,246	1,194
Additional paid-in capital	36,875,610	35,901,874
Retained (deficit)	(21,957,961)	(21,038,694)
Total shareholders' equity	14,918,895	14,864,374
	$20,409,245	$17,635,829

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	SUCCESSOR For the Twelve Months Ended December 31, 2008	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007

Service contract revenue	$40,550,414	$24,568,475	$1,504,565

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	21,412,861	12,810,048	842,575
Medical expenses	10,378,753	6,253,352	439,206
Other operating expenses	1,333,425	861,296	45,552
Total healthcare expenses	33,125,039	19,924,696	1,327,333

Gross profit	7,425,375	4,643,779	177,232

Selling and administrative expenses	6,359,694	4,450,939	92,264
Depreciation and amortization	2,132,748	2,090,977	1,698
Total operating expenses	8,492,442	6,541,916	93,962

Operating income (loss)	(1,067,067)	(1,898,137)	83,270

INTEREST INCOME (EXPENSE)
Interest income	154,949	312,964	287
Interest (expense)	(7,149)	(6,848)	(93)
Total interest income	147,800	306,116	194

(Loss) before income taxes	(919,267)	(1,592,021)	83,464
Income tax expense	—	162,000	—
Net (loss)	$(919,267)	$(1,754,021)	$83,464

(LOSS) PER COMMON SHARE
Basic and diluted	$(0.08)	(0.17)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	12,090,399	10,310,994

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Retained Earnings
	Stock A	Stock A	Stock B	Stock B	Stock C	Stock C	Stock	Stock	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Predecessor
Balance, December 31, 2006	-	$-	-	$-	-	$-	300	$300	$-	$8,355	$8,655
Net income	-	-	-	-	-	-	-	-	-	83,464	83,464
Balance, January 25, 2007	-	$-	-	$-	-	$-	300	$300	$-	$91,819	$92,119

Successor
Balance, January 26, 2007	2,875,000	$2,875,000	-	$-	-	$-	415,804	$42	$17,748,580	$(19,284,673)	$1,338,949
Sale of Series B Preferred Stock	-	-	15,000	12,916,997	-	-	-	-	-	-	12,916,997
Issuance of Series C Preferred Stock	-	-	-	-	8,000	1,608,000	-	-	-	-	1,608,000
Conversion of Series A Preferred Stock	(2,875,000)	(2,875,000)	-	-	-	-	4,584,222	458	2,874,542	-	-
Conversion of Series B Preferred Stock	-	-	(15,000)	(12,916,997)	-	-	6,000,000	600	12,916,397	-	-
Conversion of Series C Preferred Stock	-	-	-	-	(8,000)	(1,608,000)	800,000	80	1,607,920	-	-
Exercise of warrants, including tax benefit of $162,000	-	-	-	-	-	-	143,115	14	197,986	-	198,000
Stock option expense	-	-	-	-	-	-	-	-	556,449	-	556,449
Net (loss)	-	-	-	-	-	-	-	-	-	(1,754,021)	(1,754,021)
Balance, December 31, 2007	-	$-	-	$-	-	$-	11,943,141	$1,194	$35,901,874	$(21,038,694)	$14,864,374
Issuance of shares for asset purchase of EMDC contracts	-	-	-	-	-	-	81,081	9	200,004	-	200,013
Issuance of shares for stock purchase of CMHS	-	-	-	-	-	-	81,317	8	199,992	-	200,000
Exercise of warrants	-	-	-	-	-	-	352,000	35	(35)	-	-
Stock option expense	-	-	-	-	-	-	-	-	573,775	-	573,775
Net (loss)	-	-	-	-	-	-	-	-	-	(919,267)	(919,267)
Balance, December 31, 2008	-	$-	-	$-	-	$-	12,457,539	$1,246	$36,875,610	$(21,957,961)	$14,918,895

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR For the Twelve Months Ended December 31, 2008	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(919,267)	$(1,754,021)	$83,464
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	112,415	39,535	1,698
Amortization	2,020,333	2,052,000	—
Stock-based compensation	573,775	556,449	—
Loss on disposal of property	2,257	—	—
Deferred income taxes	(555,000)	(90,000)	—
Income tax benefit for warrant exercises	—	162,000	—
Changes in working capital components
Decrease (increase) in accounts receivable	(623,459)	(512,785)	197,327
Decrease (increase) in prepaid expenses	(75,083)	329,035	30,687
Increase (decrease) in deposits	45,000	(56,274)	—
Increase (decrease) in accounts payable	243,115	(415,917)	258,562
Increase (decrease) in accrued expenses	1,350,865	937,375	(469,320)
Increase (decrease) in income taxes payable	427,380	(157,000)	—
Increase (decrease) in deferred revenue	208,659	278,557	(29,155)
Net cash provided by operating activities	2,810,990	1,368,954	73,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(426,161)	(208,187)	—
Stock purchase of CMHS, LLC	(1,767,855)	—	—
Asset Purchase from EMDC, P.C.	(245,853)	—	—
Acquisition of Conmed, Inc., net of cash acquired	—	(7,794,597)	—
Net cash (used in) investing activities	(2,439,869)	(8,002,784)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	39,903	—	—
Short-term borrowings	—	289,368	—
Payments in loans payable	(75,604)	(296,120)	(594)
Net proceeds from Private Placement	—	12,916,997	—
Proceeds from exercise of warrants	—	36,000	—
Income tax benefit from warrant exercise	—	162,000	—
Net cash provided by (used in) financing activities	(35,701)	13,108,245	(594)

Net increase in cash and cash equivalents	335,420	6,474,415	72,669

CASH AND CASH EQUIVALENTS
Beginning	7,136,720	662,305	122,269
Ending	$7,472,140	$7,136,720	$194,938

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR For the Twelve Months Ended December 31, 2008	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Escrow payments on Acquisition in prior periods	$—	$500,000	$—
EMDC Asset Purchase, common stock 81,081 shares	150,000	—	—
EMDC Asset Purchase, promissory note payable	132,275	—	—
EMDC Asset Purchase, warrants 80,000 shares	50,013	—	—
CMHS Stock Purchase, common stock 81,317 shares	200,000	—	—
CMHS Stock Purchase, debt assumed	58,333	—	—
Acquisition expenses paid in prior periods	—	239,935	—
Private Placement expenses paid in prior periods	—	148,652	—
	$590,621	$888,587	$—

SUPPLEMENTAL DISCLOUSURES OF CASH FLOW INFORMATION
Cash payments for interest	$7,149	$6,848	$93
Income taxes paid	$127,620	$85,000	$—

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Business

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

The amounts shown in the Consolidated Statements of Operations and Cash Flows for the 25-day period from January 1, 2007 to January 25, 2007 are all Conmed, Inc. pre-Acquisition amounts and hence are designated as PREDECESSOR amounts. The amounts for the periods after January 25, 2007 are after the Acquisition and reflect the combined activities of Conmed, Inc. and Conmed Healthcare Management, Inc. from the date of Acquisition and, as a result, these amounts are designated as SUCCESSOR amounts. The Consolidated Balance Sheet includes the consolidated amounts of Conmed Healthcare Management, Inc., Conmed, Inc., Conmed Oregon, Inc. and Correctional Mental Health Services LLC as of December 31, 2008 and December 31, 2007 and, as a result, are designated as SUCCESSOR amounts.

Private Placement
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, we completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 of the proceeds of the Private Placement were paid directly to the Conmed, Inc. Stockholders as consideration for the sale of Conmed Inc.'s capital stock.

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

Service contract amortization expense recognized was $1,693,000, $1,801,000 and $0 for the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, respectively.

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

Non-compete amortization expense recognized was $327,333, $251,000 and $0 for the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, respectively.

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

Certain contracts provide for monthly fee adjustments to reflect any missed hours of work required under terms of the contract. In addition, we may incur liquidated damages related to specific performance measurements required under the contract that we have failed to meet. Reductions in monthly fees resulting from staffing adjustments and liquidated damages are recorded by us as reductions to revenue. During the twelve month period ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, we recorded approximately $473,000, $26,000 and $6,000, respectively, in such adjustments which were included in revenue.

Certain contracts include “stop/loss” limits, which create a ceiling to our financial responsibility for an individual inmate's care or a maximum amount in the aggregate for certain categories of medical expenses, whereby we are protected from catastrophic medical losses. In circumstances where a stop/loss is reached, we are reimbursed for any costs incurred over the predetermined stop/loss amount. Any reimbursement received by us is recorded as revenue. During the twelve month period ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, we received stop/loss reimbursements of approximately $1,060,000, $321,000 and $15,000, respectively, which were included in revenue.

Accounts Receivables
Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. We determine the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2008 and December 31, 2007, there was no allowance for doubtful receivables. There was no bad debt expense for the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007.

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

The following table details the opening fair value balance sheet for the CMHS acquisition:

CMHS net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$3,477
Accounts receivable	129,700
Prepaid expenses	1,682
Total current assets	134,859
PROPERTY AND EQUIPMENT, NET	5,000
OTHER ASSETS
Service contracts acquired	756,000
Non-compete agreements acquired	280,000
Goodwill	1,209,058
Deposits	1,710
Total other assets	2,246,768
Total assets	2,386,627
CURRENT LIABILITIES ASSUMED
Accrued expenses	118,135
Notes payable	118,430
Total current liabilities	236,565
CMHS net assets acquired	2,150,062

The following table details the purchase price of CMHS:

CMHS purchase price
Cash purchase price	$1,800,000
Post closing adjustments	53,320
Deal expenses	96,742
Less: CMHS cash acquired	(3,477)
Less: hold back of payment	(178,730)
Net, cash purchase price at December 31, 2008	1,767,855
Add back: CMHS cash acquired	3,477
Add back: hold back of payment after December 31, 2008	178,730
Common stock issued	200,000
Total purchase price	$2,150,062

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

The pro forma net loss reflects adjustments made for depreciation and amortization and income taxes. The pro forma basic and diluted net loss per share have been calculated assuming the common shares issued in connection with the Acquisition, Asset Purchase and Stock Purchase were issued at the beginning of 2007.

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

During the twelve months ended December 31, 2008 no warrants were exercised and during the 340-day period ended December 31, 2007, 25,000 warrants were exercised using the cashless exercise function and as a result, 23,115 shares of common stock were issued.  During the 25-day period ended January 25, 2007 no warrants were exercised.  As of December 31, 2008, 225,000 warrants remain outstanding.

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

During the twelve months ended December 31, 2008, 400,000 warrants were exercised using the cashless exercise function and as a result, 352,000 shares of common stock were issued and during the 340-day period ended December 31, 2007, 120,000 warrants were exercised generating net proceeds of $36,000.  During the 25-day period ended January 25, 2007 no warrants were exercised.  As of December 31, 2008, 980,000 warrants remain outstanding.

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

Summary
During the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, we recorded stock-based compensation expense net of reversals for forfeited warrants totaling $0, $0 and $0, respectively.

As of December 31, 2008, we have outstanding warrants to purchase an aggregate of 2,085,000 shares of common stock at an average exercise price of $1.24 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the twelve months ended December 31, 2008, warrants to purchase 200,000 shares of our common stock were issued, 400,000 warrants were exercised resulting in the issuance of 352,000 shares of common stock and a warrant to purchase 120,000 shares of our common stock was forfeited.  During the 340-day period ended December 31, 2007, 145,000 warrants were exercised resulting in the issuance of 143,115 shares of common stock and generating net proceeds of $36,000.  During the 25-day period ended January 25, 2007 no warrants were exercised.

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

During the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007 we recorded stock-based compensation expense net of reversals for forfeited options totaling approximately $574,000, $556,000 and $0, respectively.

As of December 31, 2008, stock-based compensation expense not yet recognized in income totaled $1,383,609, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The total grant date fair value of stock options vested during the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007 was $935,836, $117,205 and $0 , respectively.

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

The fair value of our stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

	SUCCESSOR For the Twelve Months Ended December 31, 2008	SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007	PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007
Expected life (years)	6.0	6.0	—
Expected volatility	52.34%	57.15%	—
Risk-free interest rate	2.9%	4.7%	—
Expected dividend yield	0.0%	0.0%	—
Weighted-average fair value of options granted during the period	$1.19	$1.25	—

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price Range	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.99	43,500	9.15	$1.74	—	$0
$2.00 - $2.49	1,700,667	8.36	$2.07	705,986	$2.01
$2.50 - $2.99	102,500	8.49	$2.79	39,271	$2.71
$3.00 - $3.49	166,500	8.41	$3.21	78,711	$3.23

	2,013,167	8.39	$2.20	823,968	$2.16

NOTE 6.	Property and Equipment

A summary of property and equipment is as follows:

	December 31, 2008	December 31, 2007
Furniture	$214,299	$19,548
Equipment	106,078	30,693
Computers	342,879	141,178
Vehicles	36,087	36,802
Construction in progress	50,804	93,022
Total	750,147	321,243
Accumulated depreciation and amortization	(220,843)	(108,428)
Property and equipment, net	$529,304	$212,815

NOTE 7.	Notes Payable

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

We offer a 401(k) plan for the benefit of substantially all of the employees of Conmed, Inc. and Conmed Oregon, Inc. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 4% of eligible compensation. We also can provide a profit sharing contribution at our discretion. Expenses related to this plan totaled approximately $121,000, $100,000 and $6,000 for the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, respectively.

We offer a Simple IRA plan for the benefit of substantially all of the employees of CMHS.  The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 3% of eligible compensation.  In lieu of a matching contribution, we can provide a nonelective contribution equal to 2% of calendar year compensation.  Expenses related to this plan totaled approximately $3,000, $0 and $0 for the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, respectively.

NOTE 11.	Operating Leases

We lease office space and various equipment under certain noncancelable operating leases, which expire at various dates through 2013.

Future minimum annual lease payments at December 31, 2008 are as follows:

Twelve months ending December 31:
2009	$315,000
2010	233,000
2011	190,000
2012	172,000
2013	36,000
Total	$946,000

Operating lease expense was approximately $280,000, $83,000 and $3,000 for the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007, respectively.

NOTE 12.	Major Customers and Commitments

During the twelve months ended December 31, 2008, the 340-day period ended December 31, 2007 and the 25-day period ended January 25, 2007 we had approximate sales with major customers and related approximate receivables as follows:

	SUCCESSOR For the Twelve Months Ended December 31, 2008		SUCCESSOR For the 340-Day Period January 26, 2007 to December 31, 2007		PREDECESSOR For the 25-Day Period January 1, 2007 to January 25, 2007
	Revenue	Accounts Receivable	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Company A	$6,084,000	$15,000	$5,386,000	$55,000	$374,000	$26,000
Company B	4,216,000	152,000	—	—	—	—
Company C	4,085,000	327,000	3,244,000	286,000	240,000	—

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

The provision for income taxes differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pre-tax loss, due to the following:

	For the Twelve Months Ended December 31, 2008	For the 340-Day Period Ended December 31, 2007
Computed federal income tax benefit	$(313,000)	$(541,000)
State income taxes	45,000	38,000
Other, including permanent differences	57,000	(156,000)
Permanent difference related to stock options	142,000	194,000
Expiration of net operating losses	378,000	143,000
Change in valuation allowance	(309,000)	484,000

Current income tax expense as shown in the statement of operations	—	162,000
Tax benefit of warrant exercises separated in additional paid in capital	—	(162,000)
Total tax expense shown in financial statements	$—	$—

No amounts have been presented for the 25-day period ended January 25, 2007 as the Predecessor was an S-corporation and as such, not subject to corporate level income taxes.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  (1) and (2). Financial Statements and Financial Statements Schedule.

See index to Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a)  (3).  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Bylaws (which Bylaws were amended and restated on May 28, 2009 and filed as an exhibit to a Current Report on Form 8-K on June 3, 2009) (5)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 26, 2007, by and between Richard W. Turner and Pace Health Management Systems, Inc. (7)

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc. (7)

10.9	Employment Letter Agreement dated August 21, 2006, by and between Thomas Fry and Pace Health Management Systems, Inc. (7)

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (7)

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc. (4)

10.12	Office Lease Agreement dated November 15, 2004, by and between Susan D. Moxley and Richard R. Olson (dba ConMed, Inc.) (7)

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (8)

10.14	Services Agreement, dated January 31, 2005, by and between The Board of County Commissioners of Sedgwick County, Kansas and ConMed, Inc., as amended (8)

10.15	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and ConMed, Inc., as amended (8)

10.16	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and ConMed, Inc., as amended (8)

10.17	Agreement dated April 25, 2005, by and between Howard County and ConMed, Inc., as amended (8)

10.18	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (8)

10.19	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and ConMed, Inc., as amended (8)

10.20	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and ConMed, Inc. (8)

10.21	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (9)

10.22	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (9)

10.23	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (10)

10.24	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.25	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.26	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (10)

10.27	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (10)

10.28	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007 (11)

10.29	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department (12)

10.30	Medical Service Agreement with Charles County, Maryland dated July 2, 2008 (13)

10.31	Professional Services Contract with Pima County, Arizona dated August 1, 2008 (13)

21	Subsidiaries *

23.1	Consent of McGladrey & Pullen, LLP dated July 13, 2009 *

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *

*	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 29, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 14, 2007
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2007
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

July 14, 2009
	By:	/s/ Richard W. Turner
Richard Turner, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

July 14, 2009
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