Form 10-Q
period 2009-06-30
Conmed Healthcare Management, Inc.
filed 2009-08-12
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

         (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 12, 2009
Common Stock, $0.0001 par value per share	12,601,429

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
June 30, 2009 and December 31, 2008	1

Consolidated Statements of Operations
For the three and six months ended June 30, 2009 and 2008	2

Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008	3

Consolidated Statements of Shareholders’ Equity
For the six months ended June 30, 2009	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4(T). CONTROLS AND PROCEDURES	22

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	23

ITEM 1A. RISK FACTORS	23

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS	23

SIGNATURES	24

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31,
	(unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,921,083	$7,472,140
Accounts receivable	1,857,387	2,375,583
Prepaid expenses	373,824	291,599
Total current assets	11,152,294	10,139,322
PROPERTY AND EQUIPMENT, NET	648,862	529,304
DEFERRED TAXES	645,000	645,000
OTHER ASSETS
Service contracts acquired, net	1,047,000	2,004,000
Non-compete agreements, net	628,667	821,667
Goodwill	6,263,705	6,254,544
Deposits	15,408	15,408
Total other assets	7,954,780	9,095,619
	$20,400,936	$20,409,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,640,426	$1,080,259
Accrued expenses	2,997,761	3,210,749
Taxes payable	72,240	432,380
Deferred revenue	215,506	561,734
Notes payable, current portion	34,042	170,228
Total current liabilities	4,959,975	5,455,350
NOTES PAYABLE, LONG-TERM	35,000	35,000
DERIVATIVE FINANCIAL INSTRUMENTS	4,817,102	—
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,601,429 and 12,457,539 shares as of June 30, 2009 and December 31, 2008, respectively	1,260	1,246
Additional paid-in capital	35,205,648	36,875,610
Retained (deficit)	(24,618,049)	(21,957,961)
Total shareholders' equity	10,588,859	14,918,895
	$20,400,936	$20,409,245
See Notes to unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008

Service contract revenue	$25,131,993	$16,831,113	$12,712,751	$8,994,863

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	14,238,095	8,719,760	7,250,241	4,605,733
Medical expenses	4,763,396	4,659,923	2,381,463	2,643,335
Other operating expenses	863,830	487,704	479,625	254,269
Total healthcare expenses	19,865,321	13,867,387	10,111,329	7,503,337

Gross profit	5,266,672	2,963,726	2,601,422	1,491,526

Selling and administrative expenses	3,759,723	3,084,421	1,944,196	1,495,409
Depreciation and amortization	1,240,559	1,029,575	605,738	530,126
Total operating expenses	5,000,282	4,113,996	2,549,934	2,025,535

Operating income (loss)	266,390	(1,150,270)	51,488	(534,009)

OTHER INCOME (EXPENSE)
Interest income	44,580	107,150	15,952	41,253
Interest (expense)	(7,173)	(3,194)	(1,967)	(1,504)
Change in fair value of derivatives	(2,444,273)	—	(2,445,139)	—
Total other income (expense)	(2,406,866)	103,956	(2,431,154)	39,749

(Loss) before income taxes	(2,140,476)	(1,046,314)	(2,379,666)	(494,260)
Income tax (expense)	(153,000)	—	(32,000)	—
Net (loss)	$(2,293,476)	$(1,046,314)	$(2,411,666)	$(494,260)

(LOSS) PER COMMON SHARE
Basic and diluted	$(0.18)	$(0.09)	(0.19)	(0.04)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	12,516,285	12,006,848	12,560,155	12,024,222
See Notes to unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,293,476)	$(1,046,314)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	90,559	39,575
Amortization	1,150,000	990,000
Stock-based compensation	324,269	263,246
Loss on disposal of property	—	2,257
Change in fair value of derivatives	2,444,273	—
Changes in working capital components
Decrease (increase) in accounts receivable	518,196	(158,182)
(Increase) in prepaid expenses	(82,225)	(327,955)
Decrease in deposits	—	45,000
Increase in accounts payable	560,167	159,956
Increase (decrease) in accrued expenses	(212,988)	1,027,433
(Decrease) in income taxes payable	(360,140)	—
(Decrease) in deferred revenue	(346,228)	(326,828)
Net cash provided by operating activities	1,792,407	668,188

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(210,117)	(271,397)
Asset Purchase from EMDC, P.C.	—	(245,762)
Stock Purchase of CMHS, LLC	(9,161)	—
Net cash used in investing activities	(219,278)	(517,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	(100,000)	—
Payments on loans	(36,186)	(35,930)
Proceeds from exercise of warrants	12,000	—
Net cash used in financing activities	(124,186)	(35,930)

Net increase in cash and cash equivalents	1,448,943	115,099

CASH AND CASH EQUIVALENTS
Beginning	7,472,140	7,136,720
Ending	$8,921,083	$7,251,819

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:

Stock (81,081 Shares) for Asset Purchase from EMDC, P.C.	—	150,000
Promissory Note payable to EMDC, P.C. for Asset Purchase	—	132,275
Warrants (80,000 Shares) for Asset Purchase from EMDC, P.C.	—	50,013
	$—	$332,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$7,173	$3,194
Income taxes paid	513,140	—

See Notes to unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred	Common	Additional Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2008	$—	$1,246	$36,875,610	$(21,957,961)	$14,918,895
Cumulative effect of change in accounting principle
January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	—	—	(2,399,538)	(366,612)	(2,766,150)
Net Income	—	—	—	(2,293,476)	(2,293,476)
Stock option expense	—	—	324,269	—	324,269
Exercise of warrants	—	14	405,307	—	405,321
Balance at June 30, 2009	$—	$1,260	$35,205,648	$(24,618,049)	$10,588,859
See Notes to unaudited Financial Statements

Page - 4 -

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Business

Nature of Business
Prior to January 26, 2007, Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the Company, unless otherwise specified or the context otherwise requires) was classified as a public shell, had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Health Management Systems, Inc. (“Pace”).

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. As of June 30, 2009, we were in contract with, and currently providing medical services in thirty-three counties in six states including:  Arizona, Kansas, Maryland, Oregon, Virginia and Washington.

NOTE 2.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial information and disclosures normally included in the financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on July 14, 2009.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for a full year.

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

Page - 6 -

Revenue Recognition
Our principal source of revenue is contracts to provide medical assistance to county and municipal correctional facilities. Deferred revenue represents amounts that may be paid in advance of delivery under these contracts.

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

Fair Value of Derivative Financial Instruments
Effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in Note 5, “Fair Value of Warrants”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  The first step evaluates the instrument’s contingent exercise provisions, if any and the second step evaluates the instrument’s settlement provisions.

Page - 7 -

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

Recently Adopted Accounting Standards
Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and it did not have a material impact on our financial position or results of operations. SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) to be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 became effective beginning January 1, 2009.

Effective with the quarter ended June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and it did not have a material impact on our financial position or results of operations.  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 became effective for periods ending after June 15, 2009.

Effective with the quarter ended June 30, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”) and it did not have a material impact on our financial position or results of operations.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162 (“SFAS 168”).  Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.  The Company does not expect that the adoption of SFAS 168 will have a material impact on our financial position or results of operations.

NOTE 3.	Common Stock Options

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). The 2007 Plan provides for the grant of up to 2,350,000 incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the six months ended June 30, 2009 and 2008, we recorded stock-based compensation expense net of reversals for forfeited options totaling $324,269 and $263,246, respectively and during the three months ended June 30, 2009 and 2008 we recorded stock-based compensation expense net of reversals for forfeited options totaling $165,000 and 143,192, respectively.

During the six months ended June 30, 2009, the Board of Directors authorized options to purchase 41,000 shares of common stock at an average exercise price of $2.54 per share.  Additionally, during the six months ended June 30, 2009, options to purchase 8,000 shares of common stock were forfeited and as of June 30, 2009, 303,833 shares remain available for grant.

Page - 8 -

NOTE 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share:

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator for basic and diluted earnings per share:
Net (loss)	$(2,293,476)	$(1,046,314)	(2,411,666)	(494,260)

Denominator:
Weighted-average basic shares outstanding	12,516,285	12,006,848	12,560,155	12,024,222

(Loss) per common share:
Basic and diluted	$(0.18)	$(0.09)	(0.19)	(0.04)

Common stock warrants and options outstanding totaling 3,974,167 and 4,337,417 shares, respectively, are not included in diluted earnings per common share for the three and six months ended June 30, 2009 and 2008, respectively, as they would have an antidilutive effect upon earnings per common share.

NOTE 5.	Fair Value of Warrants

As a result of adopting EITF 07-5, effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as follows.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

Pre-Acquisition Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the negotiations for the private placement of $15,000,000 of units of Series B Convertible Preferred Stock and warrants completed on January 26, 2007 (the “Private Placement), Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

Black-Scholes assumptions	June 30, 2009	January 1, 2009
Expected life (years)	0.7	0.9
Expected volatility	85.74%	82.51%
Risk-free interest rate	1.2%	0.8%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 225,000 shares of common stock.  During the six months ended June 30, 2009, no warrants were exercised and as of June 30, 2009, we had outstanding warrants to purchase an aggregate of 225,000 shares of common stock.

Page - 9 -

Investor Warrants @ $0.30 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 25% of such investor's subscription amount, divided by the conversion price of the Series B Convertible Preferred Stock, with an exercise price equal to $0.30. As a result, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share, expiring March 13, 2012.

Black-Scholes assumptions	June 30, 2009	January 1, 2009
Expected life (years)	1.8	2.0
Expected volatility	85.74%	82.51%
Risk-free interest rate	1.8%	1.1%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 980,000 shares of common stock.  During the six months ended June 30, 2009, warrants to purchase 40,000 shares of common stock were exercised for cash and warrants to purchase 117,000 shares of common stock were exercised by cashless exercise and as a result, a total of 143,890 shares of common stock were issued.  As of June 30, 2009, we had outstanding warrants to purchase an aggregate of 823,000 shares of common stock.

Investor Warrants @ $2.50 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 8.3% of such investor's subscription amount, divided by the conversion price of the Series B Convertible Preferred Stock, with an exercise price equal to $2.50 per share. As a result, we issued to investors warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share, expiring March 13, 2012.

Black-Scholes assumptions	June 30, 2009	January 1, 2009
Expected life (years)	1.8	2.0
Expected volatility	85.74%	82.51%
Risk-free interest rate	1.8%	1.1%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 500,000 shares of common stock.  During the six months ended June 30, 2009, no warrants were exercised and as of June 30, 2009, we had outstanding warrants to purchase an aggregate of 500,000 shares of common stock.

Summary
On January 1, 2009, in connection with our adoption of EITF 07-5, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.

The following table summarizes the warrant activity for the six months ended June 30, 2009:

		Investor	Investor
	Pre-	Warrants @	Warrants @
	Acquisition	$0.30 per	$2.50 per
	Warrants	share	share	Total
Shares outstanding as of January 1, 2009	225,000	980,000	500,000	1,705,000

Shares exercised	-	157,000	-	157,000
Fair value of shares exercised	$-	$393,321	$-	$393,321
Realized loss on shares exercised	$-	$91,648	$-	$91,648

Shares outstanding as of June 30, 2009	225,000	823,000	500,000	1,548,000

Unrealized loss on shares outstanding as of June 30, 2009	$371,056	$1,351,927	$629,642	$2,352,625
Fair value of shares outstanding as of June 30, 2009	$799,277	$2,932,954	$1,084,871	$4,817,102

Page - 10 -

The following table summarizes the warrant activity for the three months ended June 30, 2009:

		Investor	Investor
	Pre-	Warrants @	Warrants @
	Acquisition	$0.30 per	$2.50 per
	Warrants	share	share	Total
Shares outstanding as of March 31, 2009	225,000	960,000	500,000	1,685,000

Shares exercised	-	137,000	-	137,000
Fair value of shares exercised	$-	$354,397	$-	$354,397
Realized loss on shares exercised	$-	$91,146	$-	$91,146

Shares outstanding as of June 30, 2009	225,000	823,000	500,000	1,548,000

Unrealized loss on shares outstanding as of June 30, 2009	$371,144	$1,351,531	$631,318	$2,353,993
Fair value of shares outstanding as of June 30, 2009	$799,277	$2,932,954	$1,084,871	$4,817,102

As of June 30, 2009, we have outstanding warrants to purchase an aggregate of 1,928,000 shares of common stock at an average exercise price of $1.32 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

As a result of the adoption of EITF 07-5, the Company is also required to disclose the fair value measurements required by SFAS 157.  The derivative financial instruments recorded at fair value in the balance sheet as of June 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

		Quoted prices in		Significant
		active markets for	Significant other	Unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$4,817,102	$—	$—	$4,817,102

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with EITF 07-5, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the six months ended June 30, 2009, we recognized a $2,352,625 unrealized loss and a $91,648 realized loss related to the change in fair value of the financial instruments which is included in Other Income on the Statement of Operations.

Page - 11 -

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2009:

Initial recognition of equity-linked financial instruments as of January 1, 2009	$2,766,150
Transfers into level 3	—
Transfers out of level 3	—
Sales of equity-linked financial instruments	(393,321)
Realized loss related to the change in fair value	91,648
Unrealized loss related to the change in fair value	2,352,625
Balance as of June 30, 2009	$4,817,102

NOTE 7.	Income Tax Matters

Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income and the ability to effectively determine our annualized effective tax rate.  For the six months ended June 30, 2009, we recorded income tax expense of $153,000 and for the three months ended June 30, 2009, we recorded income tax expense of $32,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 of the Internal Revenue Code. Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

NOTE 8.	Subsequent Events

Subsequent events have been evaluated through August 12, 2009, the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring disclosure.

Page - 12 -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “plan,” “potential” or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on July 14, 2009. Investors and security holders are urged to read this document free of charge on the SEC's web site at www.sec.gov.

General

Prior to January 26, 2007, the Company was classified as a shell company and had no ongoing operations, minimal operating expenses, no employees and operated under the name Pace Healthcare Management Systems, Inc.

On January 26, 2007, we acquired Conmed, Inc., a provider of correctional healthcare services since 1984 (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by December 2006, it had secured contracts in four (4) states. In January 2007, Conmed, Inc. was in contract with and serviced 18 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of June 30, 2009 the Company was servicing detention facilities in thirty-three (33) counties and six (6) states. Our services have expanded to include the mental health offerings of our new wholly-owned subsidiary Correctional Mental Health Services, LLC (“CMHS”).

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related medical expense accruals and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on July 14, 2009. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K/A for the year ended December 31, 2008.

Page - 13 -

Recently Adopted Accounting Standards

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(Revised), Business Combinations (“SFAS 141R”) and it did not have a material impact on our financial position or results of operations. SFAS 141R replaces the original SFAS No. 141. This statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The statement generally requires that acquisition costs be expensed. SFAS 141R became effective for business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and it did not have a material impact on our financial position or results of operations. SFAS 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) to be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 became effective beginning January 1, 2009.

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

Effective with the quarter ended June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and it did not have a material impact on our financial position or results of operations.  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 became effective for periods ending after June 15, 2009.

Effective with the quarter ended June 30, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”) and it did not have a material impact on our financial position or results of operations.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162 (“SFAS 168”).  Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.  The Company does not expect that the adoption of SFAS 168 will have a material impact on our financial position or results of operations.

Page - 14 -

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
The following discussion of financial results below is derived from unaudited financial statements for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$12,712,751	100.0%	$8,994,863	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	7,250,241	57.0%	4,605,733	51.2%
Medical expenses	2,381,463	18.7%	2,643,335	29.4%
Other operating expenses	479,625	3.8%	254,269	2.8%
Total healthcare expenses	10,111,329	79.5%	7,503,337	83.4%

Gross profit	2,601,422	20.5%	1,491,526	16.6%

OPERATING EXPENSES:
Selling, general & administrative expenses	1,944,196	15.3%	1,495,409	16.6%
Depreciation and amortization	605,738	4.8%	530,126	5.9%
Total operating expenses	2,549,934	20.1%	2,025,535	22.5%

Operating income (loss)	51,488	0.4%	(534,009)	(5.9)%

OTHER INCOME (EXPENSE)
Interest income	15,952	0.1%	41,253	0.5%
Interest expense	(1,967)	0.0%	(1,504)	0.0%
Change in fair value of derivatives	(2,445,139)	(19.2)%	—	0.0%
Total other income (expense)	(2,431,154)	(19.1)%	39,749	0.4%

(Loss) before income taxes	(2,379,666)	(18.7)%	(494,260)	(5.5)%

Income tax expense	32,000	0.3%	—	0.0%

Net (loss)	$(2,411,666)	(19.0)%	$(494,260)	(5.5)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the three months ended June 30, 2009 and 2008, was $12,712,751 and $8,994,863, respectively, which represents an increase of $3,717,888 or 41.3%. Net loss was $2,411,666 or 19.0% of revenue compared to a net loss of $494,260 or 5.5% of revenue for the three months ended June 30, 2009 and 2008, respectively, which represented an increased loss of $1,917,406.

Approximately $3,468,999 or 93.3% of the increase in revenue for the three months ended June 30, 2009 compared to the same period for the prior year resulted from the addition of contracts signed with new jurisdictions since March 31, 2008: Caroline County, MD; Chesapeake City, VA; Douglas County, OR; Pima County, AZ; and Western Virginia Regional Jail, VA.  Revenues also increased as a result of the acquisition of CMHS on November 4, 2008. Revenue improvement totaling approximately $266,572, or 7.2% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2008. Price increases related to existing service requirements totaled approximately $318,674 or 8.6% of the revenue increase. Partially offsetting the above were decreases in other volume related activities totaling $336,357, or 9.1% of revenue, primarily associated with a decrease in stop/loss reimbursements due to reduced out of facility medical expenditures in excess of stop/loss limits billed back to counties.

Page - 15 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $7,250,241 or 57.0% of revenue for the three month period ended June 30, 2009, compared to $4,605,733 or 51.2% of revenue for the three months ended June 30, 2008. The increase in spending for salaries and employee benefits of $2,644,508 or 57.4% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting primarily from our new medical service contracts and expansions under some of our existing agreements. The primary factors causing the increase in salaries and employee benefits as a percentage of revenue was the addition of new service contracts with Caroline County, MD, Pima County, AZ, and Western Virginia Regional Jail, VA, which primarily provide staffing services. As a result, these contracts increased the mix of salaries and employee benefits as a percentage of total revenue.  Salaries and employee benefits also increased as a result of the acquisition of CMHS on November 4, 2008.  Additionally, the services provided by CMHS to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately $219,000.  Since the acquisition, those expenses are now primarily recorded as salaries and employee benefits.

Medical expenses
Medical expenses for the three months ended June 30, 2009 and 2008 were $2,381,463 or 18.7% of revenue and $2,643,335 or 29.4% of revenue, respectively, which represented a decrease of $261,872 or 9.9%. The decrease in spending for medical expenses in absolute dollars reflects decreases for medical services out of facility which were partially offset by increased expenditures for pharmacy and radiology services. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new primarily staffing services contracts in 2008 in Caroline County, MD ,Pima County, AZ, and Western Virginia Regional Jail, VA, and decreased spending for hospitalization and other out of facility inmate medical visits primarily in Baltimore County, MD, Loudoun County, VA and Frederick County, MD, partially offset by the addition of pharmacy services in Calvert County, MD, Douglas County, OR and Pima County, AZ.  Additionally, the services provided by CMHS to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately $219,000.  Since the acquisition, those expenses are now primarily recorded as salaries and employee benefits.

Other operating expenses
Other operating expenses were $479,625, or 3.8% of revenue, for the three months ended June 30, 2009, compared to $254,269, or 2.8% of revenue, for the three months ended June 30, 2008. The increase of $225,356 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising and recruiting, professional liability insurance, office supplies and travel expenses.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $1,944,196 or 15.3% of revenue and $1,495,409 or 16.6% of revenue, respectively. The increased expenditures of $448,787 primarily reflects an increased investment in additional management and administrative personnel required to support additional new contracts and services added in 2008, as well as to sustain the Company during anticipated future growth and increased legal expenses. Stock based compensation for the three months ended June 30, 2009 and 2008 was $165,000 and $143,192, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from Emergency Medicine Documentation Consultants, P.C. (“EMDC”) in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $463,000, or 3.6% of revenue, for the three months ended June 30, 2009, compared to $422,000, or 4.7% of revenue, for the three months ended June 30, 2008. The increase primarily reflects additional amortization expense for service contracts acquired in the CMHS acquisition in November 2008 partially offset by a decrease in amortization expense related to the Conmed, Inc. acquisition as certain individual contracts acquired have become fully amortized. Amortization of non-compete agreements was $96,000, or 0.8% of revenue, for the three months ended June 30, 2009, compared to $82,000, or 0.9% of revenue, for the three months ended June 30, 2008. The increase primarily reflects an additional non-compete agreement related to the acquisition of CMHS. Depreciation expense increased to $46,738 for the three months ended June 30, 2009 compared to $26,126 for the prior year period due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland, a new corporate accounting system, and computer equipment in our Pima County, AZ facility.

Page - 16 -

Interest income
Interest income was $15,952 for the three months ended June 30, 2009 compared to $41,253 for the same period in 2008. Cash balances in the second quarter of 2009 were higher compared to the second quarter of 2008, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the second quarter increased to $1,967 in 2009 compared to $1,504 in the same period in 2008.

Change in fair value of derivatives
As a result of adopting EITF 07-5 effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment and as a result they are now being recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  As such, on January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.

During the three months ended June 30, 2009, warrants to purchase 20,000 shares of common stock were exercised generating $6,000 of net proceeds and warrants to purchase 117,000 shares of common stock were exercised by cashless exercise and as a result, a total of 123,890 shares of common stock were issued.

The following table summarizes the warrant activity for the three months ended June 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Shares outstanding as of March 31, 2009	225,000	960,000	500,000	1,685,000

Shares exercised	-	137,000	-	137,000
Fair value of shares exercised	$-	$354,397	$-	$354,397
Realized loss on shares exercised	$-	$91,146	$-	$91,146

Shares outstanding as of June 30, 2009	225,000	823,000	500,000	1,548,000

Unrealized loss on shares outstanding as of June 30, 2009	$371,144	$1,351,531	$631,318	$2,353,993
Fair value of shares outstanding as of June 30, 2009	$799,277	$2,932,954	$1,084,871	$4,817,102

Income tax expense
Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income and the ability to effectively determine our annualized effective tax rate.  For the three months ended June 30, 2009, we recorded income tax expense of $32,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the Internal Revenue Code (“IRC”). Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

Page - 17 -

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
The following discussion of financial results below is derived from unaudited financial statements for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$25,131,993	100.0%	$16,831,113	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	14,238,095	56.7%	8,719,760	51.8%
Medical expenses	4,763,396	19.0%	4,659,923	27.7%
Other operating expenses	863,830	3.4%	487,704	2.9%
Total healthcare expenses	19,865,321	79.0%	13,867,387	82.4%

Gross profit	5,266,672	21.0%	2,963,726	17.6%

OPERATING EXPENSES:
Selling, general & administrative expenses	3,759,723	15.0%	3,084,421	18.3%
Depreciation and amortization	1,240,559	4.9%	1,029,575	6.1%
Total operating expenses	5,000,282	19.9%	4,113,996	24.4%

Operating income (loss)	266,390	1.1%	(1,150,270)	(6.8)%

OTHER INCOME (EXPENSE)
Interest income	44,580	0.2%	107,150	0.6%
Interest expense	(7,173)	0.0%	(3,194)	0.0%
Change in fair value of derivatives	(2,444,273)	(9.7)%	—	0.0%
Total other income (expense)	(2,406,866)	(9.6)%	103,956	0.6%

(Loss) before income taxes	(2,140,476)	(8.5)%	(1,046,314)	(6.2)%

Income tax expense	153,000	0.6%	—	0.0%

Net (loss)	$(2,293,476)	(9.1)%	$(1,046,314)	(6.2)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the six months ended June 30, 2009 and 2008, was $25,131,993 and $16,831,113, respectively, which represents an increase of $8,300,880 or 49.3%. Net loss was $2,293,476 or 9.1% of revenue compared to a net loss of $1,046,314 or 6.2% of revenue for the six months ended June 30, 2009 and 2008, respectively, which represented an increased loss of $1,247,162.

Approximately $7,628,984 or 91.9% of the increase in revenue for the six months ended June 30, 2009 compared to the same period for the prior year resulted from the addition of new contracts since December 31, 2007: Caroline County, MD; Chesapeake City, VA; Douglas County, OR; Pima County, AZ; and Western Virginia Regional Jail, VA.  Revenues also increased as a result of the contracts in Oregon acquired when we purchased all of the assets of EMDC in February 2008 plus the revenue generated from the acquisition of CMHS on November 4, 2008. Revenue improvement totaling approximately $462,429, or 5.6% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2008. Price increases related to existing service requirements totaled approximately $662,619 or 8.0% of the revenue increase. Partially offsetting the above were decreases in other volume related activities totaling $453,152, or 5.5% of revenue, primarily associated with a decrease in stop/loss reimbursements due to reduced out of facility medical expenditures in excess of stop/loss limits billed back to counties.

Page - 18 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $14,238,095 or 56.7% of revenue for the six month period ended June 30, 2009, compared to $8,719,760 or 51.8% of revenue for the six months ended June 30, 2008. The increase in spending for salaries and employee benefits of $5,518,335 or 63.3% is due to the addition of new healthcare employees required to support the increased staffing requirements resulting primarily from our new medical service contracts and expansions in some of our existing agreements. The primary factors causing the increase in salaries and employee benefits as a percentage of revenue was the addition of new service contracts with Caroline County, MD , Pima County, AZ, and Western Virginia Regional Jail, VA, which primarily provide staffing services. As a result, these contracts increased the mix of salaries and employee benefits as a percentage of total revenue.  Salaries and employee benefits also increased as a result of the acquisition of CMHS on November 4, 2008.  Additionally, the services provided by CMHS to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately $439,000.  Since the acquisition, those expenses are now primarily recorded as employee salaries and benefits.

Medical expenses
Medical expenses for the six months ended June 30, 2009 and 2008 were $4,763,396 or 19.0% of revenue and $4,659,923 or 27.7% of revenue, respectively, which represented an increase of $103,473 or 2.2%. The increase in spending for medical expenses in absolute dollars reflects increased expenditures for pharmacy services, a portion of which were offset by reductions in out of facility medical services expense. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new primarily staffing services contracts in 2008 in Caroline County, MD , Pima County, AZ, and Roanake County, VA and decreased spending for hospitalization and other out of facility inmate medical visits primarily in Baltimore County, MD, Loudoun County, VA and Frederick County, MD, partially offset by the addition of pharmacy services in Calvert County, MD, Douglas County, OR and Pima County, AZ.  Additionally, the services provided by CMHS to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately $439,000.  Since the acquisition, those expenses are now primarily recorded as employee salaries and benefits.

Other operating expenses
Other operating expenses were $863,830, or 3.4% of revenue, for the six months ended June 30, 2009, compared to $487,704, or 2.9% of revenue, for the six months ended June 30, 2008. The increase of $376,126 is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising and recruiting, professional liability insurance, office supplies and travel expenses.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $3,759,723 or 15.0% of revenue and $3,084,421 or 18.3% of revenue, respectively. The increased expenditures of $675,302 reflects an increased investment in additional management and administrative personnel required to support additional new contracts and services added in 2008, as well as to sustain the Company during anticipated future growth and increased legal expenses. Stock based compensation for the six months ended June 30, 2009 and 2008 was $324,269 and $263,247, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $957,000, or 3.8% of revenue, for the six months ended June 30, 2009, compared to $836,000, or 5.0% of revenue, for the six months ended June 30, 2008. The increase primarily reflects additional amortization expense for service contracts acquired in the CMHS acquisition in November 2008 partially offset by a decrease in amortization expense related to the Conmed, Inc. acquisition as certain individual contracts acquired have become fully amortized. Amortization of non-compete agreements was $193,000, or 0.8% of revenue, for the six months ended June 30, 2009, compared to $154,000, or 0.9% of revenue, for the six months ended June 30, 2008. The increase primarily reflects an additional non-compete agreement related to the acquisition of CMHS. Depreciation expense increased to $90,559 for the six months ended June 30, 2009 compared to $39,575 for the prior year period due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland, a new corporate accounting system, and computer equipment in our Pima County, AZ facility.

Page - 19 -

Interest income
Interest income was $44,580 for the six months ended June 30, 2009 compared to $107,150 for the same period in 2008. Cash balances in the first six months of 2009 were higher compared to the first six months of 2008, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the first six months increased to $7,173 in 2009 compared to $3,194 in the same period in 2008.

Change in fair value of derivatives
As a result of adopting EITF 07-5 effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment and as a result they are now being recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  As such, on January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.

During the six months ended June 30, 2009, warrants to purchase 40,000 shares of common stock were exercised generating $12,000 of net proceeds and warrants to purchase 117,000 shares of common stock were exercised by cashless exercise and as a result, a total of 143,890 shares of common stock were issued.

The following table summarizes the warrant activity for the six months ended June 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Shares outstanding as of January 1, 2009	225,000	980,000	500,000	1,705,000

Shares exercised	-	157,000	-	157,000
Fair value of shares exercised	$-	$393,321	$-	$393,321
Realized loss on shares exercised	$-	$91,648	$-	$91,648

Shares outstanding as of June 30, 2009	225,000	823,000	500,000	1,548,000

Unrealized loss on shares outstanding as of June 30, 2009	$371,056	$1,351,927	$629,642	$2,352,625
Fair value of shares outstanding as of June 30, 2009	$799,277	$2,932,954	$1,084,871	$4,817,102

Income tax expense
Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income and the ability to effectively determine our annualized effective tax rate.  For the six months ended June 30, 2009, we recorded income tax expense of $153,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 of the IRC. Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

Page - 20 -

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash as of June 30, 2009 and June 30, 2008 was $8,921,083 and $7,251,819, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash flow for the six months ended June 30, 2009 compared to the six months ended June 30, 2008
Cash flow from operations for the six months ended June 30, 2009 totaled $1,792,407. The net loss of $2,293,476 was offset by $4,009,101 in adjustments for non-cash expenses such as the change in fair value of derivatives of $2,444,273, amortization of $1,150,000 and stock-based compensation of $324,269.  Changes in working capital components generated an additional $76,782, reflective of an increase in accounts payable of $560,167 and a decrease in accounts receivable of $518,196 partially offset by decreases in income taxes payable of $360,140, deferred revenue of $346,228 and accrued expenses of $212,988.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to quarter end.  The decrease in accounts receivable resulted primarily from the receipt of customer payments prior to quarter end that typically are received the following week.  The decrease in income taxes payable resulted primarily from estimated tax payments in excess of the increase in liability as well as the increased revenue and related expenses.  The decrease in deferred revenue resulted primarily from a reduction in advance customer payments due to their fiscal year ending June 30, 2009 which prohibits them from making advance payments for services pertaining to the next fiscal year.  The decrease in accrued expenses resulted primarily from the decrease in medical expenses for the quarter ended June 30, 2009.

Cash flow from operations for the six months ended June 30, 2008 totaled $668,188.  The net loss of $1,046,314 was offset by $1,295,078 in adjustments for non-cash expenses such as amortization of $990,000 and stock-based compensation of $263,246.  Changes in working capital components generated an additional $419,424 because of increases in accrued expenses of $1,027,433 and accounts payable of $159,956 partially offset by an increase in accounts receivable of $158,182 and prepaid expenses of $327,955 and a decrease in deferred revenue of $326,828.  The increase in accrued expenses, accounts payable and accounts receivable resulted primarily from the increase in revenue and related expenses.  The increase in prepaid expenses resulted primarily from annual insurance premiums paid during the quarter.  The decrease in deferred revenue resulted primarily from a reduction in advance customer payments due to their fiscal year ending June 30, 2008 which prohibits them from making advance payments for services pertaining to the next fiscal year.

Cash flow from investing activities for the six months ended June 30, 2009 used $219,278 primarily for purchases of vehicles and equipment.

Cash flow from investing activities for the six months ended June 30, 2008 used $517,159. The asset purchase of EMDC service contracts used $245,762 and purchases of computer and office equipment primarily related to the new corporate office in Hanover, Maryland used $271,397.

Cash flow from financing activities for the six months ended June 30, 2009 used cash of $124,186. Payments on the line of credit were $100,000 and payments on loans were $36,186 which was partially offset by proceeds from warrant exercises of $12,000.

Cash flow from financing activities for the six months ended June 30, 2008 used cash of $35,930 for payments on loans.

Loans
As of June 30, 2009, we had a note outstanding for a vehicle in the amount of $1,319 and two short-term notes payable for $22,723 and $45,000, respectively.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of June 30, 2009, we have three performance bonds totaling $7,845,325 and two payment bonds for $2,785,281, totaling $10,630,606. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Page - 21 -

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2009:

	Total	Due as of 6/30/10	Due as of 6/30/11 and 6/30/12	Due as of 6/30/13 and 6/30/14	Due Thereafter
Automobile Loan	$1,319	$1,319	$—	$—	$—
Note Payable	68,122	43,122	25,000	—	—
Equipment Leases	141,603	57,862	69,465	14,276	—
Automobile Leases	57,265	32,078	25,187	—	—
Office Space Leased	573,829	198,279	289,087	86,463	—
Total Contractual Cash Obligations	$842,138	$332,660	$408,739	$100,739	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of June 30, 2009, we have entered into 55 agreements with county governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $166 million as of June 30, 2009, with a weighted-average term of 4.2 years, of which approximately $22 million relates to the initial contract period and approximately $144 million relates to the option renewal periods.

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

Page - 22 -

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

The Annual Meeting of our stockholders was held on May 28, 2009 to elect five members of our board of directors and to ratify the appointment of McGladrey & Pullen, LLP as our independent auditor for the fiscal year ending December 31, 2009.  All matters put before the stockholders were approved as follows:

Proposal 1	Election of Directors	For	Withheld	Abstain
	John Pappajohn	8,077,260	600,878	100,698
	Richard W. Turner	8,069,299	600,878	100,698
	Edward B. Berger	8,678,118	20	100,698
	Terry E. Branstad	8,678,118	20	100,698
	John W. Colloton	8,678,118	20	100,698

Proposal 2	Ratification of Appointment of the Independent Auditor	For	Against	Abstain
		8,166,478	598,858	13,500

ITEM 5.	OTHER INFORMATION

 None

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2009)
10.1	Amendment No.1 to the 2007 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2009)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

Page - 23 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

August 12, 2009
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

August 12, 2009
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 24 -