Form 10-Q
period 2009-09-30
Conmed Healthcare Management, Inc.
filed 2009-11-12
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 12, 2009
Common Stock, $0.0001 par value per share	12,613,322

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
September 30, 2009 and December 31, 2008	1

Consolidated Statements of Operations
For the three and nine months ended September 30, 2009 and 2008	2

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008	3

Consolidated Statements of Shareholders’ Equity
For the nine months ended September 30, 2009	5

Notes to Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4(T). CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	24

SIGNATURES	25

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,119,183	$7,472,140
Accounts receivable	2,837,599	2,375,583
Prepaid expenses	176,779	291,599
Total current assets	13,133,561	10,139,322

PROPERTY AND EQUIPMENT, NET	650,531	529,304

DEFERRED TAXES	1,022,000	645,000

OTHER ASSETS
Service contracts acquired, net	817,000	2,004,000
Non-compete agreements, net	532,667	821,667
Goodwill	6,263,705	6,254,544
Deposits	15,683	15,408
Total other assets	7,629,055	9,095,619
	$22,435,147	$20,409,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,201,145	$1,080,259
Accrued expenses	3,977,339	3,210,749
Taxes payable	653,240	432,380
Deferred revenue	936,622	561,734
Notes payable, current portion	11,446	170,228
Total current liabilities	6,779,792	5,455,350
NOTES PAYABLE, LONG-TERM	—	35,000
DERIVATIVE FINANCIAL INSTRUMENTS	3,720,867	—
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,613,322 and 12,457,539 shares as of September 30, 2009 and December 31, 2008, respectively	1,261	1,246
Additional paid-in capital	35,697,560	36,875,610
Retained (deficit)	(23,764,333)	(21,957,961)
Total shareholders' equity	11,934,488	14,918,895
	$22,435,147	$20,409,245
See Notes to unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

Service contract revenue	$38,775,309	$28,362,281	$13,643,317	$11,531,168

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	22,138,330	14,695,467	7,900,235	5,975,707
Medical expenses	7,248,420	7,702,791	2,485,024	3,042,867
Other operating expenses	1,388,780	933,932	524,950	446,228
Total healthcare expenses	30,775,530	23,332,190	10,910,209	9,464,802

Gross profit	7,999,779	5,030,091	2,733,108	2,066,366

Selling and administrative expenses	5,774,101	4,574,429	2,014,378	1,490,008
Depreciation and amortization	1,627,951	1,533,870	387,392	504,295
Total operating expenses	7,402,052	6,108,299	2,401,770	1,994,303

Operating income (loss)	597,727	(1,078,208)	331,338	72,063

OTHER INCOME (EXPENSE)
Interest income	61,127	145,085	16,547	37,934
Interest (expense)	(7,991)	(4,721)	(819)	(1,527)
Change in fair value of derivatives	(1,688,623)	—	755,650	—
Total other income (expense)	(1,635,487)	140,364	771,378	36,407

Income (loss) before income taxes	(1,037,760)	(937,844)	1,102,716	108,470
Income tax (expense)	(402,000)	—	(249,000)	—
Net income (loss)	$(1,439,760)	$(937,844)	$853,716	$108,470

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.11)	$(0.08)	$0.07	$0.01
Diluted	$(0.11)	$(0.08)	$0.01	$0.01

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,546,754	12,012,681	12,606,699	12,024,222
Diluted	12,546,754	12,012,681	14,183,486	13,305,347
See Notes to unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,439,760)	$(937,844)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151,951	72,870
Amortization	1,476,000	1,461,000
Stock-based compensation	475,597	423,221
Loss on disposal of property	—	2,257
Deferred income taxes	(377,000)	(300,000)
Change in fair value of derivatives	1,688,623	—
Changes in working capital components
(Increase) in accounts receivable	(462,016)	(1,086,746)
Decrease (increase) in prepaid expenses	114,820	(277,580)
Decrease (increase) in deposits	(275)	19,999
Increase in accounts payable	120,886	49,724
Increase in accrued expenses	766,590	2,254,553
Increase in income taxes payable	220,860	203,260
Increase (decrease) in deferred revenue	374,888	(133,923)
Net cash provided by operating activities	3,111,164	1,750,791

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(273,178)	(357,918)
Asset Purchase from EMDC, P.C.	—	(245,853)
Stock Purchase of CMHS, LLC	(9,161)	—
Net cash (used in) investing activities	(282,339)	(603,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	(100,000)	—
Payments on loans	(93,782)	(53,964)
Proceeds from exercise of warrants	12,000	—
Net cash (used in) financing activities	(181,782)	(53,964)

Net increase in cash and cash equivalents	2,647,043	1,093,056

CASH AND CASH EQUIVALENTS
Beginning	7,472,140	7,136,720
Ending	$10,119,183	$8,229,776

Page - 3 -

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Stock (81,081 Shares) for Asset Purchase from EMDC, P.C.	—	150,000
Promissory Note payable to EMDC, P.C. for Asset Purchase	—	132,275
Warrants (80,000 Shares) for Asset Purchase from EMDC, P.C.	—	50,013
	$—	$332,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$7,991	$4,721
Income taxes paid	558,140	96,740

See Notes to unaudited Financial Statements

Page - 4 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2008	$—	$1,246	$36,875,610	$(21,957,961)	$14,918,895
Cumulative effect of change in accounting principle January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	—	—	(2,399,538)	(366,612)	(2,766,150)
Net Income	—	—	—	(1,439,760)	(1,439,760)
Stock option expense	—	—	475,597	—	475,597
Exercise of warrants	—	15	454,922	—	454,937
Amended warrants removing embedded feature of equity-linked financial instrument	—	—	290,969	—	290,969
Balance at September 30, 2009	$—	$1,261	$35,697,560	$(23,764,333)	$11,934,488
See Notes to unaudited Financial Statements

Page - 5 -

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

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. As of September 30, 2009, we were in contract with, and currently providing medical services in thirty-six counties in the following seven states:  Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington.

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

Our interim results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for a full year.

A summary of the Company's significant accounting policies is as follows:

Acquisitions
Acquisitions are recorded as required by business combination accounting standards using the purchase method. Under purchase accounting, assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree should be stated on the financial statements at “fair value” (see definition in Fair Value of Financial Instruments section below), with limited exceptions, as of the acquisition date.  This standard requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, (1) the contractual-legal criterion, or (2) the separability criterion.  This standard also requires disclosure of the primary reasons for business combination and the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The statement generally requires that acquisition costs be expensed as incurred. This standard is effective for business combinations for which the acquisition date is on or after January 1, 2009.

Page - 6 -

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

Goodwill
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform a two-step impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. There have been no indicators of impairment for any of the goodwill. We have elected to perform our annual analysis during the fourth quarter of each fiscal year.

Fair Value of Financial Instruments
Financial instruments include cash, receivables, accounts payable, accrued expenses, deferred revenue and long-term debt. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which we believe would currently be available to us for similar issues of debt, taking into account our current credit risk and other market factors.  The same assumptions are used to record financial instruments acquired through acquisition at fair value.

Effective January 1, 2008, we adopted the new accounting guidance on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued a one year deferral of the effective date of fair value measurement guidance for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the fair value measurement guidance with respect to its financial assets and liabilities only. The fair value measurement guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under the fair value measurement guidance as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under the fair value measurement guidance must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

The adoption of the fair value measurement guidance did not have a material impact on our financial statements.  Details related to our adoption of this standard are discussed in Note 6, “Fair Value Measurements”.

Page - 7 -

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

Fair Value of Derivative Financial Instruments
Effective January 1, 2009, we adopted derivative accounting on warrants that are indexed to an entity’s own stock. Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in Note 5, “Fair Value of Warrants”.

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

Page - 8 -

Recently Adopted Accounting Standards
Effective January 1, 2009, we adopted guidance on noncontrolling interests and it did not have a material impact on our financial position or results of operations. Companies are required to report ownership interest in subsidiaries held by other parties (minority interest) to be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income.

Effective with the quarter ended June 30, 2009, we adopted guidance on interim disclosures about fair value of financial instruments and it did not have a material impact on our financial position or results of operations.  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements.

Effective with the quarter ended June 30, 2009, we adopted guidance on subsequent events and it did not have a material impact on our financial position or results of operations.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

Effective with the quarter ended September 30, 2009, we adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.

NOTE 3.	Common Stock Options

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). The 2007 Plan provides for the grant of up to 2,350,000 incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation expense net of reversals for forfeited options totaling $475,597 and $423,221, respectively and during the three months ended September 30, 2009 and 2008 we recorded stock-based compensation expense net of reversals for forfeited options totaling $151,328 and $159,974, respectively.

During the nine months ended September 30, 2009, options were granted to purchase 89,000 shares of common stock at an average exercise price of $3.00 per share.  Additionally, during the nine months ended September 30, 2009, options to purchase 66,896 shares of common stock were forfeited and as of September 30, 2009, 314,729 shares remain available for grant.

Page - 9 -

NOTE 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per-share:

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Numerator
Net income (loss) for basic earnings per share:	$(1,439,760)	$(937,844)	$853,716	$108,470
Subtractions:
Change in fair value of derivatives	—	—	755,650	—
Net income (loss) for diluted earnings per share:	$(1,439,760)	$(937,844)	$98,066	$108,470

Denominator:
Weighted-average basic shares outstanding	12,546,754	12,012,681	12,606,699	12,024,222
Assumed conversion of dilutive securities
Stock options	—	—	418,134	67,145
Warrants	—	—	1,158,653	1,213,980
Potentially dilutive common shares	—	—	14,183,486	1,281,125

Denominator for diluted earnings per share – Adjusted weighted average shares	12,546,754	12,012,681	14,183,486	13,305,347

Earnings (loss) per common share:
Basic	$(0.11)	$(0.08)	$0.07	$0.01
Diluted	$(0.11)	$(0.08)	$0.01	$0.01

Common stock warrants and options outstanding totaling 3,947,938 and 4,354,667 shares, respectively, are not included in diluted earnings per common share for the nine months ended September 30, 2009 and 2008, respectively, as they would have an antidilutive effect upon earnings per common share.

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for warrants, effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment as follows.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

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

Black-Scholes assumptions	September 30, 2009	January 1, 2009
Expected life (years)	0.5	0.9
Expected volatility	82.64%	82.51%
Risk-free interest rate	1.0%	0.8%
Expected dividend yield	0.0%	0.0%

Page - 10 -

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 225,000 shares of common stock.  During the nine months ended September 30, 2009, warrants to purchase 2,000 shares of common stock were exercised by cashless exercise and as a result, a total of 1,854 shares of common stock were issued.  As of September 30, 2009, we had outstanding warrants to purchase an aggregate of 223,000 shares of common stock.

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

Black-Scholes assumptions	September 30, 2009	January 1, 2009
Expected life (years)	1.7	2.0
Expected volatility	82.64%	82.51%
Risk-free interest rate	1.5%	1.1%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 980,000 shares of common stock.  During the nine months ended September 30, 2009, warrants to purchase 40,000 shares of common stock were exercised for cash and warrants to purchase 127,000 shares of common stock were exercised by cashless exercise and as a result, a total of 153,018 shares of common stock were issued.  During the nine months ended September 30, 2009, warrants to purchase 91,570 shares of common stock were amended and are now treated as equity.  As of September 30, 2009, we had outstanding warrants to purchase an aggregate of 721,430 shares of common stock.

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

Black-Scholes assumptions	September 30, 2009	January 1, 2009
Expected life (years)	1.7	2.0
Expected volatility	82.64%	82.51%
Risk-free interest rate	1.5%	1.1%
Expected dividend yield	0.0%	0.0%

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 500,000 shares of common stock.  During the nine months ended September 30, 2009, warrants to purchase 3,333 shares of common stock were exercised by cashless exercise and as a result, a total of 911 shares of common stock were issued.  As of September 30, 2009, we had outstanding warrants to purchase an aggregate of 496,667 shares of common stock.

Summary
On January 1, 2009, in connection with our adoption of EITF 07-5, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.

Page - 11 -

The following table summarizes the warrant activity for the nine months ended September 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Shares outstanding as of January 1, 2009	225,000	980,000	500,000	1,705,000

Shares exercised	2,000	167,000	3,333	172,333
Fair value of shares exercised	$7,584	$424,846	$10,507	$442,937
Realized (loss) on shares exercised	$(479)	$(87,536)	$(3,276)	$(91,291)

Shares amended	-	91,570	-	91,570
Fair value of shares amended	$-	$290,968	$-	$290,968
Realized gain on shares amended	$-	$35,363	$-	$35,363

Shares outstanding as of September 30, 2009	223,000	721,430	496,667	1,441,097

Unrealized (loss) on shares outstanding as of September 30, 2009	$(259,373)	$(989,097)	$(384,225)	$(1,632,695)
Fair value of shares outstanding as of September 30, 2009	$680,490	$2,208,156	$832,221	$3,720,867

The following table summarizes the warrant activity for the three months ended September 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Shares outstanding as of June 30, 2009	225,000	823,000	500,000	1,548,000

Shares exercised	2,000	10,000	3,333	15,333
Fair value of shares exercised	$7,584	$31,525	$10,507	$49,616
Realized gain (loss) on shares exercised	$(479)	$4,112	$(3,276)	$357

Shares amended	-	91,570	-	91,570
Fair value of shares amended	$-	$290,968	$-	$290,968
Realized gain on shares amended	$-	$35,363	$-	$35,363

Shares outstanding as of September 30, 2009	223,000	721,430	496,667	1,441,097

Unrealized gain on shares outstanding as of September 30, 2009	$111,682	$362,830	$245,418	$719,930
Fair value of shares outstanding as of September 30, 2009	$680,490	$2,208,156	$832,221	$3,720,867

As of September 30, 2009, we had outstanding warrants to purchase an aggregate of 1,912,667 shares of common stock, of which warrants to purchase 1,441,097 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $1.32 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

As a result of the adoption of derivative accounting for warrants, the Company is also required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheet as of September 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Page - 12 -

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$3,720,867	$—	$—	$3,720,867

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the nine months ended September 30, 2009, we recognized a $1,632,695 unrealized loss and a $55,928 realized loss related to the change in fair value of the financial instruments which is included in Other Income on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2009:

Initial recognition of equity-linked financial instruments as of January 1, 2009	$2,766,150
Transfers into level 3	—
Transfers out of level 3	(290,968)
Sales of equity-linked financial instruments	(442,937)
Realized loss related to the change in fair value	55,927
Unrealized loss related to the change in fair value	1,632,695
Balance as of September 30, 2009	$3,720,867

NOTE 7.	Income Tax Matters

Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income and the ability to effectively determine our annualized effective tax rate.  For the nine months ended September 30, 2009, we recorded income tax expense of $402,000 and for the three months ended September 30, 2009, we recorded income tax expense of $249,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 of the Internal Revenue Code. Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

NOTE 8.	Subsequent Events

Subsequent events have been evaluated through November 12, 2009, the date financial statements are filed with the SEC.  Through that date, there were no events requiring disclosure.

Page - 13 -

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

On January 26, 2007, we acquired Conmed, Inc., a provider of correctional healthcare services since 1984 (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including pharmacy and out-of-facility healthcare expenses. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and by December 2006, it had secured contracts in four states. In January 2007, Conmed, Inc. was in contract with and serviced 18 detention centers and facilities at the county level in the United States. As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. As of September 30, 2009 the Company was servicing detention facilities in thirty-six counties and seven states. Our services also include the mental health offerings provided by our wholly-owned subsidiary Correctional Mental Health Services, LLC (“CMHS”).

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

Page - 14 -

Recently Adopted Accounting Standards

Effective January 1, 2009, we adopted the revised business combination accounting standards and it did not have a material impact on our financial position or results of operations. This standard applies to all transactions in which an entity obtains control of one or more businesses. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. This standard generally requires that acquisition costs be expensed. This standard became effective for business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, we adopted guidance on noncontrolling interests and it did not have a material impact on our financial position or results of operations. Companies are required to report ownership interest in subsidiaries held by other parties (minority interest) to be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income.

Effective January 1, 2009, we adopted derivative accounting on warrants that are indexed to an entity’s own stock.  Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in more detail elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Effective with the quarter ended June 30, 2009, we adopted guidance on interim disclosures about fair value of financial instruments and it did not have a material impact on our financial position or results of operations.  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements.

Effective with the quarter ended June 30, 2009, we adopted guidance on subsequent events and it did not have a material impact on our financial position or results of operations.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

Effective with the quarter ended September 30, 2009, we adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.

New Accounting Pronouncements

None.

Page - 15 -

Results of Operations

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
The following discussion of financial results below is derived from unaudited financial statements for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$13,643,317	100.0%	$11,531,168	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	7,900,235	57.9%	5,975,707	51.8%
Medical expenses	2,485,024	18.2%	3,042,867	26.4%
Other operating expenses	524,950	3.8%	446,228	3.9%
Total healthcare expenses	10,910,209	80.0%	9,464,802	82.1%

Gross profit	2,733,108	20.0%	2,066,366	17.9%

OPERATING EXPENSES:
Selling, general & administrative expenses	2,014,378	14.8%	1,490,008	12.9%
Depreciation and amortization	387,392	2.8%	504,295	4.4%
Total operating expenses	2,401,770	17.6	1,994,303	17.3%

Operating income	331,338	2.4%	72,062	0.6%

OTHER INCOME (EXPENSE)
Interest income	16,547	0.1%	37,934	0.3%
Interest expense	(819)	0.0%	(1,527)	0.0%
Change in fair value of derivatives	755,650	5.5%	—	0.0%
Total other income (expense)	771,378	5.7%	36,407	0.3%

Income before income taxes	1,102,716	8.1%	108,470	0.9%

Income tax expense	249,000	1.8%	—	0.0%

Net income	$853,716	6.3%	$108,470	0.9%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the three months ended September 30, 2009 and 2008, was $13,643,317 and $11,531,168, respectively, which represents an increase of $2,112,149 or 18.3%. Net income was $853,716 or 6.3% of revenue compared to a net income of $108,470 or 0.9% of revenue for the three months ended September 30, 2009 and 2008, respectively, which represented increased income of $745,246.

Approximately $1,990,569 or 94.2% of the increase in revenue for the three months ended September 30, 2009 compared to the same period for the prior year resulted from the addition of contracts signed with new jurisdictions since June 30, 2008: Caroline County, MD; Coos County, OR; Creek County, OK; Pima County, AZ; Washington County, MD; and Western Virginia Regional Jail, VA.  Revenues also increased as a result of the acquisition of CMHS on November 4, 2008. Revenue improvement totaling approximately $345,887, or 16.4% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2008. Price increases related to existing service requirements totaled approximately $345,347 or 16.4% of the revenue increase. Partially offsetting the above were decreases in other volume related activities totaling $569,654, or 27.0% of revenue, primarily associated with a decrease in stop/loss reimbursements due to reduced out of facility medical expenditures in excess of stop/loss limits billed back to counties.

Page - 16 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $7,900,235 or 57.9% of revenue for the three months ended September 30, 2009, compared to $5,975,707 or 51.8% of revenue for the three months ended September 30, 2008. The increase in spending for salaries and employee benefits of $1,924,528 or 32.2% is due primarily to the addition of new healthcare employees resulting from new business. Approximately 59% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above and approximately 19% in the increase relates to the salaries and employee benefits for the new mental health employees related to the CMHS acquisition in November 2008.  Additional services related to previously existing medical service contracts plus cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase. The increase in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. Several of our new medical service contracts plus the mental health contracts related to the CMHS acquisition have a higher proportion of staffing services compared to our previously existing contracts and as a result these new contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expenses
Medical expenses for the three months ended September 30, 2009 and 2008 were $2,485,024 or 18.2% of revenue and $3,042,867 or 26.4% of revenue, respectively, which represented a decrease of $557,843 or 18.3%. The decrease in spending for medical expenses in absolute dollars despite the increase in revenue reflects decreases for reimbursable expenditures for hospitalization and pharmacy costs. Additionally, the mental health services provided by CMHS, as a subcontractor, to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately $223,000.  Following the acquisition, those expenses are primarily recorded as salaries and employee benefits. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new staffing services and the CMHS acquisition as detailed above. Finally, the new contracts entered into since June 30, 2008 have a lower ratio of medical expenses compared to our previously existing contracts, which reduced the mix of medical expenses as a percentage of total revenue.

Other operating expenses
Other operating expenses were $524,950, or 3.8% of revenue, for the three months ended September 30, 2009, compared to $446,228, or 3.9% of revenue, for the three months ended September 30, 2008. The increase of $78,722 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising and recruiting, professional liability insurance, legal expenses, office supplies and travel expenses.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $2,014,378 or 14.8% of revenue and $1,490,008 or 12.9% of revenue, respectively. The increased expenditures of $524,370 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added in 2008 and 2009 plus higher travel, legal and accounting expenses. Stock based compensation for the three months ended September 30, 2009 and 2008 was $151,328 and $159,974, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from Emergency Medicine Documentation Consultants, P.C. (“EMDC”) in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $230,000, or 1.7% of revenue, for the three months ended September 30, 2009, compared to $389,000, or 3.4% of revenue, for the three months ended September 30, 2008. The decrease primarily reflects a decrease in amortization expense related to the Conmed, Inc. acquisition and EMDC asset purchase as certain individual contracts acquired have become fully amortized, which was partially offset by amortization expense for mental health service contracts acquired in the CMHS acquisition in November 2008 partially offsetting the above.  Amortization of non-compete agreements was $96,000, or 0.7% of revenue, for the three months ended September 30, 2009, compared to $82,000, or 0.7% of revenue, for the three months ended September 30, 2008. The increase reflects an additional non-compete agreement related to the acquisition of CMHS. Depreciation expense increased to $61,392 for the three months ended September 30, 2009 compared to $33,295 for the prior year period due primarily to capital expenditures associated with vehicle purchases, a new corporate accounting system and computer equipment in our Pima County, AZ facility.

Page - 17 -

Interest income
Interest income was $16,547 for the three months ended September 30, 2009 compared to $37,934 for the same period in 2008. Average cash balances in the third quarter of 2009 were higher compared to the third quarter of 2008, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the third quarter decreased to $819 in 2009 compared to $1,527 in the same period in 2008.

Change in fair value of derivatives
As a result of adopting derivative accounting for warrants effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now being recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.  As such, on January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.

During the three months ended September 30, 2009, warrants to purchase 15,333 shares of common stock were exercised by cashless exercise and as a result, a total of 11,893 shares of common stock were issued.  During the three months ended September 30, 2009, warrants to purchase 91,570 shares of common stock were amended and are now treated as equity.

The following table summarizes the warrant activity for the three months ended September 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Shares outstanding as of June 30, 2009	225,000	823,000	500,000	1,548,000

Shares exercised	2,000	10,000	3,333	15,333
Fair value of shares exercised	$7,584	$31,525	$10,507	$49,616
Realized gain (loss) on shares exercised	$(479)	$4,112	$(3,276)	$357

Shares amended	-	91,570	-	91,570
Fair value of shares amended	$-	$290,968	$-	$290,968
Realized gain on shares amended	$-	$35,363	$-	$35,363

Shares outstanding as of September 30, 2009	223,000	721,430	496,667	1,441,097

Unrealized gain on shares outstanding as of September 30, 2009	$111,682	$362,830	$245,418	$719,930
Fair value of shares outstanding as of September 30, 2009	$680,490	$2,208,156	$832,221	$3,720,867

Income tax expense
Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income and the ability to effectively determine our annualized effective tax rate.  For the three months ended September 30, 2009, we recorded income tax expense of $249,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the Internal Revenue Code (“IRC”). Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

Page - 18 -

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
The following discussion of financial results below is derived from unaudited financial statements for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$38,775,309	100.0%	$28,362,281	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	22,138,330	57.1%	14,695,467	51.8%
Medical expenses	7,248,420	18.7%	7,702,791	27.2%
Other operating expenses	1,388,780	3.6%	933,932	3.3%
Total healthcare expenses	30,775,530	79.4%	23,332,190	82.3%

Gross profit	7,999,779	20.6%	5,030,091	17.7%

OPERATING EXPENSES:
Selling, general & administrative expenses	5,774,101	14.9%	4,574,429	16.1%
Depreciation and amortization	1,627,951	4.2%	1,533,870	5.4%
Total operating expenses	7,402,052	19.1%	6,108,299	21.5%

Operating income (loss)	597,727	1.5%	(1,078,208)	(3.8)%

OTHER INCOME (EXPENSE)
Interest income	61,127	0.2%	145,085	0.5%
Interest expense	(7,991)	0.0%	(4,721)	0.0%
Change in fair value of derivatives	(1,688,623)	(4.4)%	—	0.0%
Total other income (expense)	(1,635,487)	(4.2)%	140,364	0.5%

(Loss) before income taxes	(1,037,760)	(2.7)%	(937,844)	(3.3)%

Income tax expense	402,000	1.0%	—	0.0%

Net (loss)	$(1,439,760)	(3.7)%	$(937,844)	(3.3)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the nine months ended September 30, 2009 and 2008, was $38,775,309 and $28,362,281, respectively, which represents an increase of $10,413,028 or 36.7%. Net loss was $1,439,760 or 3.7% of revenue compared to a net loss of $937,844 or 3.3% of revenue for the nine months ended September 30, 2009 and 2008, respectively.

Approximately $9,736,502 or 93.5% of the increase in revenue for the nine months ended September 30, 2009 compared to the same period for the prior year resulted from the addition of the following new medical service contracts since December 31, 2007: Caroline County, MD; Chesapeake City, VA; Coos County, OR; Creek County, OK; Douglas County, OR; Pima County, AZ; Washington County, MD; and Western Virginia Regional Jail, VA.  Revenues also increased as a result of the contracts in Oregon which we acquired when we purchased all of the assets of EMDC in February 2008, plus the revenue generated from the acquisition of CMHS on November 4, 2008. Revenue improvement totaling approximately $584,117, or 5.6% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2008. Price increases related to existing service requirements totaled approximately $1,362,382 or 13.1% of the revenue increase. Partially offsetting the above were decreases in other volume related activities totaling $1,269,971, or 12.2% of revenue, primarily associated with a decrease in stop/loss reimbursements due to reduced out of facility medical expenditures in excess of stop/loss limits billed back to counties.

Page - 19 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $22,138,330 or 57.1% of revenue for the nine months ended September 30, 2009, compared to $14,695,467 or 51.8% of revenue for the nine months ended September 30, 2008. The increase in spending for salaries and employee benefits of $7,442,863 or 50.6% is due primarily to the addition of new healthcare employees resulting from new business. Approximately 63% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above and approximately 19% in the increase relates to the salaries and employee benefits for the new mental health employees related to the CMHS acquisition in November 2008.  Additional medical services related to previously existing medical service contracts plus cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase. The increase in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. Several of our new medical service contracts plus the mental health contracts related to the CMHS acquisition have a higher proportion of staffing services compared to our previously existing contracts.  As a result, these new contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expense
Medical expenses for the nine months ended September 30, 2009 and 2008 were $7,248,420 or 18.7% of revenue and $7,702,791 or 27.2% of revenue, respectively, which represented a decrease of $454,371 or 5.9%. The decrease in spending for medical expenses in absolute dollars, despite the increase in revenue, reflects decreases for reimbursable expenditures for hospitalization and pharmacy costs. Additionally, the mental health services provided by CMHS, as a subcontractor, to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately 662.000.  Following the acquisition, those expenses are primarily recorded as salaries and employee benefits. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new staffing services and the CMHS acquisition as detailed above. Finally, the new contracts entered into in 2008 and 2009 have a lower ratio of medical expenses compared to our previously existing contracts, which reduced the mix of medical expenses as a percentage of total revenue.

Other operating expenses
Other operating expenses were $1,388,780, or 3.6% of revenue, for the nine months ended September 30, 2009, compared to $933,932, or 3.3% of revenue, for the nine months ended September 30, 2008. The increase of $454,848 is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising and recruiting, professional liability insurance, legal expenses and office supplies partially offset by a reduction in travel expenses.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $5,774,101 or 14.9% of revenue and $4,574,429 or 16.1% of revenue, respectively. The increased expenditures of $1,199,672 reflects an increased investment in additional management and administrative personnel required to support additional new contracts and services added in 2008 and 2009, as well as to sustain the Company during anticipated future growth as well as increased travel and legal expenses. Stock based compensation for the nine months ended September 30, 2009 and 2008 was $475,597 and $423,221, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $1,187,000, or 3.8% of revenue, for the nine months ended September 30, 2009, compared to $1,225,000, or 4.3% of revenue, for the nine months ended September 30, 2008. The increase primarily reflects a decrease in amortization expense related to the Conmed, Inc. acquisition and EMDC asset purchase as certain individual contracts acquired have become fully amortized partially offset by additional amortization expense for service contracts acquired in the CMHS acquisition in November 2008. Amortization of non-compete agreements was $289,000, or 0.8% of revenue, for the nine months ended September 30, 2009, compared to $236,000, or 0.8% of revenue, for the nine months ended September 30, 2008. The increase primarily reflects an additional non-compete agreement related to the acquisition of CMHS. Depreciation expense increased to $151,951 for the nine months ended September 30, 2009 compared to $72,870 for the prior year period due primarily to capital expenditures associated with the new corporate office in Hanover, Maryland, vehicle purchases, a new corporate accounting system, and computer equipment in our Pima County, AZ facility.

Page - 20 -

Interest income
Interest income was $61,127 for the nine months ended September 30, 2009 compared to $145,085 for the same period in 2008. Average cash balances in the first nine months of 2009 were higher compared to the first nine months of 2008, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the first nine months increased to $7,991 in 2009 compared to $4,721 in the same period in 2008.

Change in fair value of derivatives
As a result of adopting derivative accounting for warrants effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now being recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.  As such, on January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $366,612 to beginning retained earnings and $2,399,538 to a long-term warrant liability to recognize the fair value of such warrants on such date.

During the nine months ended September 30, 2009, warrants to purchase 40,000 shares of common stock were exercised generating $12,000 of net proceeds and warrants to purchase 132,333 shares of common stock were exercised by cashless exercise and as a result, a total of 155,783 shares of common stock were issued.

The following table summarizes the warrant activity for the nine months ended September 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Shares outstanding as of January 1, 2009	225,000	980,000	500,000	1,705,000

Shares exercised	2,000	167,000	3,333	172,333
Fair value of shares exercised	$7,584	$424,846	$10,507	$442,937
Realized (loss) on shares exercised	$(479)	$(87,536)	$(3,276)	$(91,291)

Shares amended	-	91,570	-	91,570
Fair value of shares amended	$-	$290,968	$-	$290,968
Realized gain on shares amended	$-	$35,363	$-	$35,363

Shares outstanding as of September 30, 2009	223,000	721,430	496,667	1,441,097

Unrealized loss on shares outstanding as of September 30, 2009	$(259,373)	$(989,097)	$(384,225)	$1,632,695
Fair value of shares outstanding as of September 30, 2009	$680,490	$2,208,156	$832,221	$3,720,867

Income tax expense
Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income and the ability to effectively determine our annualized effective tax rate.  For the nine months ended September 30, 2009, we recorded income tax expense of $402,000.  Management continues to apply a valuation allowance against certain deferred tax assets because of a limited history of taxable income, the long-term nature of the deferred tax asset and certain limitations regarding the utilization of the net operating loss carryforwards. The Company’s ability to utilize its net operating loss carryforwards and research and development credit is currently limited due to limitations on change of control under Section 382 of the IRC. Accordingly, we have fully reserved for the net operating loss carryforwards and research and development credit as we do not expect to derive any future benefit from them.

Page - 21 -

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash as of September 30, 2009 and September 30, 2008 was $10,119,183 and $8,229,776, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash flow for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Cash flow from operations for the nine months ended September 30, 2009 totaled $3,111,164. The net loss of $1,439,760 was offset by $3,415,171 in adjustments for non-cash expenses such as the change in fair value of derivatives of $1,688,623, amortization of $1,476,000, stock-based compensation of $475,597 and deferred income taxes of $377,000.  Changes in working capital components generated an additional $1,135,753, reflective of increases in accounts payable of $120,886, accrued expenses of $766,590, income taxes payable of $220,860 and deferred revenue of $374,888, as well as a decrease in prepaid expenses of $114,820 partially offset by an increase in accounts receivable of $462,016.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to quarter end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering eight additional days as compared to December 31, 2008 partially offset by a reduction in accrued medical expenses. The increase in income taxes payable resulted primarily from our increased estimate of taxable income resulting in taxes payable in excess of scheduled estimated tax payments. The increase in deferred revenue resulted primarily from an increase in advance customer payments for services to be provided in the future.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance as September is the end of the primary policy period.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2009.

Cash flow from operations for the nine months ended September 30, 2008 totaled $1,750,791.  The net loss of $937,844 was offset by $1,659,348 in adjustments for non-cash expenses such as amortization of $1,461,000, stock-based compensation of $423,221 and deferred income taxes of ($300,000).  Changes in working capital components generated an additional $1,029,287 because of increases in accrued expenses of $2,254,553 and income taxes payable of $203,260 partially offset by an increase in accounts receivable of $1,086,746 and prepaid expenses of $277,580 and a decrease in deferred revenue of $133,923.  The increase in accrued expenses resulted primarily from increases in estimated medical expenses resulting primarily from the increase in medical service contracts and accrued wages resulting primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering eight additional days as compared to December 31, 2007.  The increase in income taxes payable resulted primarily from an increase in the liability in excess of estimated tax payments.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2008.  The increase in prepaid expenses resulted primarily from the premiums related to the six month extension of our insurance policies.  The decrease in deferred revenue resulted primarily from a reduction in advance customer payments.

Cash flow from investing activities for the nine months ended September 30, 2009 used $282,339 primarily for purchases of vehicles and equipment.

Cash flow from investing activities for the nine months ended September 30, 2008 used $603,771. The asset purchase of EMDC service contracts used $245,853 and purchases of computer and office equipment primarily related to the new corporate office in Hanover, Maryland used $357,918.

Cash flow from financing activities for the nine months ended September 30, 2009 used cash of $181,782. Payments on the line of credit were $100,000 and payments on loans were $93,782 which was partially offset by proceeds from warrant exercises of $12,000.

Cash flow from financing activities for the nine months ended September 30, 2008 used cash of $53,964 for payments on loans.

Loans
As of September 30, 2009, we had a short-term note payable for $11,446.

Page - 22 -

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of September 30, 2009, we have three performance bonds totaling $8,042,424 and two payment bonds for $2,855,537, totaling $10,897,961. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2009:

	Total	Due as of 9/30/10	Due as of 9/30/11 and 9/30/12	Due as of 9/30/13 and 9/30/14	Due Thereafter
Note Payable	11,446	11,446	—	—	—
Equipment Leases	140,714	58,630	68,716	13,368	—
Automobile Leases	48,631	30,233	18,398	—	—
Office Space Leased	513,836	175,139	289,290	49,407	—
Total Contractual Cash Obligations	$714,627	$275,448	$376,404	$62,775	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of September 30, 2009, we have entered into 55 agreements with county governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $155 million as of September 30, 2009, with a weighted-average term of 4.1 years, of which approximately $35 million relates to the initial contract period and approximately $120 million relates to the option renewal periods.

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

Page - 23 -

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

Page - 24 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

November 12, 2009
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

November 12, 2009
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 25 -