Form 10-K
period 2009-12-31
Conmed Healthcare Management, Inc.
filed 2010-03-25
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

410-567-5520
(Registrant's telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405)  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on June 30, 2009 was approximately $21,263,200.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of March 25, 2010:  12,629,572

DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated herein by reference:
Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders	Part III

CONMED HEALTHCARE MANAGMENT, INC.

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I.

ITEM 1.         BUSINESS.

The Company

Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “Conmed”, the “Company”, “we”, “us”, or “our”, unless otherwise specified or the context otherwise requires) provides healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, all counties and municipalities are required to provide healthcare services for their inmates. We are a specialist in the provision of these services.

Corporate History

Prior to January 26, 2007, the Company formerly known as Pace Health Management Systems, Inc. (“Pace”) was classified as a shell company, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007, we acquired Conmed, Inc. (“Conmed, Inc.”), a privately-owned provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and at the time of the Acquisition operated in four states: Kansas, Maryland, Virginia and Washington.  For the fiscal year ended December 31, 2007, Conmed, Inc. had net revenues primarily from medical services provided to correctional institutions of $26,073,040.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. In 2008, we purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and we purchased all of the stock of Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in Maryland.  As of December 31, 2009, we were in contract with, and providing medical services in thirty-six counties in seven states including: Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington and had net revenues primarily from medical services provided to correctional institutions of $52,784,559.

Corporate Information

Our principal executive offices are located at 7250 Parkway Drive, Suite 400, Hanover, Maryland 21076. Our telephone number at such address is (410) 567-5520.

Services Provided

County and Municipal Correctional Healthcare Services

We provide the following array of healthcare services for inmates in county and municipal facilities under contract with the counties served. The contracts are primarily multiple year, fixed-cost contracts with annual escalations, caps on out-of-facility healthcare and catastrophic expenses that limit our maximum financial exposure, and contain adjustments on a per diem basis for changes in inmate population served.

Correctional healthcare services include a broad array of services that support the care of inmates detained in county detention centers. Correctional healthcare services include, but are not limited, to the following categories:

• General Healthcare Services	• Dialysis Services
• Acute Care Services	• Durable Medical Equipment
• Surgical Services	• Hospital Services
• Laboratory Services	• Mental Health Services
• IV Therapy	• Pharmacy
• EKG's	• Physical and Occupational Therapy
• Diagnostic Imaging/Radiology	• Dental Services
• Electronic Medical Records	• Electronic Medication Administration Records

We either directly provide these services within the detention facilities or subcontract for the provision of these services within or outside the facility.  We make every effort to safely provide the medical services within the facilities due to security and cost considerations of out-of-facility services.

Contracting

Most of our contracts are awarded through a competitive bidding process in connection with responding to a Request for Proposals (“RFP”).  We have a model for predicting healthcare costs based on 25 years of accumulated experience, external data on healthcare costs, trending, and knowledge of current and future drivers of cost. This predictive model is the basis for the cost proposals we provide in competitive bids. The model addresses and aggregates costs related to staffing, on-site costs, out-of-facility costs, pharmacy, supplies, administrative costs, taxes, and contract fees. We have found that having predictive reliability of costs provides for a higher probability of sustained profits.

Staffing

We provide staffing of healthcare professionals at each of our contracted facilities. The staffing patterns are typically defined within the RFP distributed by the counties and municipalities soliciting proposals for inmate healthcare services. The level of staffing varies depending on the size of the facility, i.e., larger facilities typically require a larger staff. The ratio of staff members to inmates varies depending on the physical structure of the facilities and the specific scope of services required by the RFP. Generally, we engage existing staff at the facility to the greatest extent possible when entering into a new contract. The on-site staffing for any facility may include Registered Nurses, Licensed Practical Nurses, Certified Medication Technicians, Certified Nursing Assistants, nursing assistants, physicians, physician assistants, dentists, psychiatrists, psychologists, social workers, nurse practitioners, medical records' clerks, administrative and support staff.

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

In-Facility Services

We provide comprehensive healthcare services from the time an inmate enters the facility until the time of such inmate's release from the facility. In some cases, we are responsible for the cost of providing healthcare services to an individual at the time of his or her arrest. The vast majority of healthcare services are provided on site by our clinical staff.  Our healthcare services begin at intake with a screening examination and triage. Such services are continued through the provision of daily sick calls. Typically inmates receive a comprehensive physical examination within 14 days of admission to the facility and a dental examination within 90 days of admission. The initial and subsequent examinations include psychiatric screening evaluations to detect suicide potential and major psychiatric illness requiring special treatment.

The costs for services provided within the facility are generally regionally-based and fairly predictable. The highest costs relate to providing medical and administrative support staff, professional liability insurance, laboratory fees, and on-site radiology plus medical and office supplies.

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

2.           TPA - We contract with TPAs serving most of the areas where the facilities in which we provide healthcare services are located. The TPAs provide a network of physicians, hospitals and ancillary services that are paid based on contracted fee schedules. These fee schedules typically include discounts that average approximately 15% off the submitted charges. The TPA is compensated based on a percent of our savings for the repriced claims.

Mobile Imaging

We provide mobile imaging services, primarily x-ray, which enables the facility to avoid the cost associated with the purchase and housing of expensive equipment and/or the use of correction staff required to accompany inmates during out-of-facility visits.

Dental Services

We provide on-site dental services for many of the facilities we service. Such facilities maintain dental suites with equipment for conducting dental procedures and x-rays depending on the RFP requirements.

Electronic Medical Records

We have launched an initiative to accelerate the adoption of electronic medical records (“EMR”) and electronic medication administrator record (“EMAR”) systems by our client facilities.  Adoption and use of EMR systems in correctional facilities is an important contemporary issue for correctional facility administrators, as use of EMR systems occurs in parallel in the community healthcare system.  It is widely accepted that the use of EMR and EMAR systems in the correctional setting greatly improves productivity and accuracy as well as simplifies the quality measurement and tracking reports necessary for accreditation standards.  The availability of cost effective, user friendly and accreditation compatible EMR systems suitable for use in the correctional medicine arena have lagged behind community oriented systems, but we have identified a commercially available software package and have begun to use it in selected contracted facilities.

EMR systems greatly simplify the tracking of care of patients with chronic conditions, sick calls, chart notes, health problems, release forms, test results, completion of physician orders and appointments with specialist providers.  EMAR systems allow for the tracking of medications ordered, pending shipments and pharmacy deliveries.  When medications are delivered and logged in, they are automatically listed on the medication pass log for the next scheduled medication pass.  Documentation detailing which inmates received medications and when, the type of medication received and from which staff member, as well as which inmates refused medications or were not present not only contributes to the quality of care but also helps mitigate grievances and claims of denial of care.

Additional Services

Value-added services that we provide to our clients include the following:

•
Healthcare services consultations - On request from the facility administration, we will provide consultations on healthcare issues such as Tuberculosis, Avian Flu, AIDS, Hepatitis, Methadone treatment, H1N1, reentry programs and many other topics pertinent to correctional healthcare patients. These consultations typically relate to policy issues affecting multiple facilities. In many cases, we have provided expert testimony to state legislative bodies and agencies.

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

•
OSHA compliance programs - Regulation 1910.1030 of the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), provides guidelines and universal precautions that must be observed to prevent contact with blood or other potentially infectious materials. Such regulations are applicable to all occupational exposure to blood or other potentially infectious materials.  We comply with OSHA and provide to our staff members and make available to corrections staff, among other things, appropriate personal protective equipment such as gloves, gowns, laboratory coats, face shields or masks and eye protection, as well as mouthpieces, resuscitation bags, pocket masks, or other ventilation devices. The purpose of such protective equipment is to prevent blood or other potentially infectious materials from passing through to or reaching our employee's or corrections staff’s clothing, undergarments, skin, eyes, mouth, etc.  Other procedures we implement in accordance with OSHA include, but are not limited to, protection from airborne pathogens, ensuring a clean and sanitary worksite and procedures for discarding contaminated waste.

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

Sales and Marketing

Our sales and marketing efforts for correctional healthcare services are based on the following:

1.
Market opportunities - We have designated Arizona, Florida, Georgia, Kansas, Kentucky, Iowa, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington as our primary targets. We are focused on opportunities with the following types of facilities:

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

2.
Word of mouth – We have a contact network through our existing contracts and through strategic relationships with national pharmacy contractors. This network has provided early indications of counties and municipalities considering outsourcing healthcare services, changing their current contractors or seeking proposals for other reasons.

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

We currently utilize our CEO, Chief Medical Officer, President of Mental Health Services, and Vice President of Strategic Development, as well as a network of regional consultants to implement our marketing strategy.

Acquisitions

We are also open to selective acquisitions to enhance our growth in strategic areas and have established a pipeline of potential acquisition candidates. In 2008, we purchased all of the assets of EMDC, a provider of medical services in northwest Oregon, and we purchased all of the stock of CMHS, a provider of mental health services in Maryland.  In January 2010, we purchased all of the assets of a small mobile imaging company to expand the base of services that we provide to our customers, which were previously subcontracted, and we do not expect this acquisition to have a material impact on our financial position or results of operations.

Competition

We are aware of four major sources of competition:

1.
National contracting companies that serve both the county and state prison systems. While we are aware of several national companies that provide healthcare services to county detention centers, we do not believe this is their main focus. These companies, including Prison Health Services, Inc., Correctional Medical Services, Inc., Wexford Health Sources, Inc., Naphcare, Inc. and Armor Correctional Health Services, are primarily in the business of providing services to state prisons.

2.
Local or regional companies focused on county detention centers. There are a few companies that provide healthcare services to county detention centers within confined regions, such as California Forensic Medical Group Inc. in California; Correct Care Solutions, LLC in Tennessee; CorrectHealth, LLC in Georgia: Correctional Healthcare Management, Inc. in Colorado; and Primecare Medical, Inc. in Pennsylvania. These companies are privately held and can be characterized as small to medium size businesses when compared to the major national prison healthcare companies. In addition, there are other smaller local groups in markets which we are targeting at this time.

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

Government Regulation

The industries in which we operate are subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to our industries, and the combination of regulations and orders we face is unique. Generally, prospective providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and state and national standards. Our contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. In addition, the doctors, nurses, pharmacists and other healthcare professionals who provide healthcare services on our behalf are, in all cases, required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. Our services are also subject to operational and financial audits by the governmental agencies with which we have contracts and by the courts of competent jurisdiction. Additionally, services provided to health benefit plans in certain cases, are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We may not always successfully comply with these regulations and failure to comply can result in material penalties, non-renewal or termination of contracts with correctional facilities or prohibition from proposing for new business in certain jurisdictions.

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

OSHA.  OSHA Standard 29 CFR 1910 requirements include, but are not limited to, protections against exposure to blood borne and airborne pathogens (e.g., tuberculosis), needle stick prevention, fire safety, hazard communications, respiratory protection, and hazardous waste operations. The federal OSHA standards have been adopted by state regulatory agencies to conduct routine environmental inspections.

National Fire Protection Association (“NFPA”). Environmental fire safety is promulgated by the NFPA 101: Life Safety Code derived from the American National Standards Institute (“ANSI”). Enforcement of NFPA regulation is accomplished by annual inspections conducted by the state.

Major Contracts

Substantially all of our operating revenue is derived from contracts with county and municipal governmental entities. Our top three clients generated approximately thirty-eight percent of our total revenues for the year ended December 31, 2009. Summaries of our largest contracts follow below.

Baltimore County Detention Center Contract.  We entered into a Services Agreement with the Board of County Commissioners of Baltimore County, Maryland (“BCDC”), on March 29, 2007, for a period of approximately two years and six months, and BCDC, at its option, may extend the agreement annually for two additional three-year terms upon written notice.  On September 11, 2009, Baltimore County exercised the first of the two three-year extensions for the period from September 15, 2009 through September 14, 2012. BCDC pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the BCDC to assess penalties if certain staffing criteria are not maintained and certain liquidated damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for 100% of the annual amount of the awarded contract, as well as a payment bond for approximately 25% of the annual amount of the awarded contract. BCDC may terminate the agreement upon ninety days written notice without cause and may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Pima County Detention Center Contract.  We entered into a Correctional Health Services Agreement with Pima County, Arizona on August 7, 2008, to provide medical services to the inmates at the Pima County Adult Detention Center (“PCDC”) for an initial term of twenty-three months retroactive to August 1, 2008.  On November 17, 2009, the Pima County Board of Supervisors approved extension of the agreement for an additional twenty-four months through June 30, 2012.  Under the terms of the contract, we provide an inmate medical services platform that includes: staffing of physicians, mid-level providers, nurses and clerical personnel; as well as dental services, mental and behavioral health screening and management services, and ancillary services, such as laboratory and pharmacy services. In addition, we manage offsite specialist and hospital services. The PCDC pays us a base monthly fee, which may be adjusted for changes in inmate population. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the PCDC to assess penalties if certain staffing criteria are not maintained and impose certain liquidated damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for $500,000. The contract may be terminated by Pima County at any time and without cause by providing ninety days advance written notice.

Sedgwick County Detention Center Contract.  We entered into a Services Agreement with the Board of County Commissioners of Sedgwick County, Kansas (“Sedgwick County”), on January 31, 2005, for a period of two years. On June 1, 2007, the agreement was amended to extend the basic term through December 31, 2009.  On October 22, 2009, the Sedgwick County Board of Bids and Contracts approved a new contract for five years through December 31, 2014.  Sedgwick County pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains a provision that allows Sedgwick County to assess penalties if certain staffing criteria are not maintained. Sedgwick County may terminate the agreement upon thirty days written notice without cause. Either party may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

Employees

As of December 31, 2009, we had approximately 454 full-time and 52 part-time employees, 357 per diem employees, and 59 position contractors. We provide all full-time employees with a comprehensive benefits package including medical insurance, education stipend, dental insurance, 401(k) and paid vacation. We believe that our relations with our employees are good. None of our employees belong to a union.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Richard W. Turner, Ph.D.	63	Chairman, Chief Executive Officer and Director ( Parent and Operating Subsidiaries )

Howard M. Haft, MD	60	Executive Vice President and Chief Medical Officer ( Parent )

Thomas W. Fry	65	Chief Financial Officer and Secretary ( Parent and Operating Subsidiaries )

Richard Turner, Ph.D. - Chairman, Chief Executive Officer and Director of Parent and Operating Subsidiaries

Dr. Turner has been our Chairman, Chief Executive Officer and a Director since May 2008. Prior to May 2008 he served as President and Chief Executive Officer. Prior to consulting for Pace Health Management Systems, Inc., our predecessor in interest, in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc. from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc. (“BEI Medical”), a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002.  Dr. Turner has held executive leadership positions in the medical industry for approximately 25 years, including President and Director of CooperLaserSonics, Inc., President of CooperVision, Inc., President, Chief Executive Officer and Director of Pancretec, Inc. (sold to Abbott Labs, Inc.) and President of Kay Laboratories (sold to Baxter, Inc.). Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University.

Howard Haft, MD - Executive Vice President and Chief Medical Officer of Parent

Dr. Haft, who has served as our Executive Vice President and Chief Medical Officer since January 2007, is a founder of Conmed, Inc. and acted as Director and Chief Medical Officer of Conmed, Inc. from 1984 to January 2007. He also serves as the President of the Maryland Healthcare Associates and Georgetown Affiliate Multispecialty Group Practice. He serves on the Board of Directors of Apollo Medical Corporation that provides practice management services to Maryland Healthcare Associates. He also serves as President of the Maryland Foundation for Quality Healthcare, a not for profit corporation providing healthcare education to the underprivileged of Maryland. Dr. Haft earned his M.D. from Pennsylvania State University, performed his residency in Internal Medicine at Brown University, received a Masters in Medical Management from Tulane University, and is recognized as a Certified Physician Executive by the American College of Physician Executives. He is Board Certified in Internal Medicine and Emergency Medicine.

Thomas W. Fry - Chief Financial Officer and Secretary of Parent and Operating Subsidiaries

Mr. Fry has served as our Chief Financial Officer and Secretary since January 26, 2007.  Prior to joining Pace, our predecessor in interest, Mr. Fry served as Chief Financial Officer of Vasomedical, Inc. from September 2003 to September 2006 and as Vice President, Finance and Administration of BEI Medical from September 1997 until December 2002. From October 1992 until November 1997, Mr. Fry was Vice President, Finance and Administration of BEI Medical’s predecessor company of the same name, which merged into BEI Medical in November 1997. Mr. Fry has held various executive financial positions for approximately 27 years, including Corporate Controller of Disctronics Ltd. from 1989 to 1992, Controller and Chief Financial Officer of Cavitron Inc./CUSA, a medical device, engineering and manufacturing subsidiary of CooperLaserSonics, Inc. and Pfizer Inc., from 1986 to 1989, and Manager of Profit Planning and Manufacturing Controller of Chesebrough-Ponds International, from 1979 to 1986. Prior to that time, Mr. Fry was employed by GTE Corporation in various accounting and financial management positions. Mr. Fry graduated from Southeast Missouri State University with a Bachelor of Science degree, and earned his M.B.A. from Pace University.

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

OUR ABILITY TO CONTINUE OR EXPAND OUR BUSINESS AND SECURE NEW CONTRACTS TO PROVIDE HEALTHCARE AND MEDICAL SERVICES TO CORRECTIONAL AND DETENTION FACILITIES DEPENDS ON MANY FACTORS OUTSIDE OUR CONTROL.  Our growth is generally dependent upon our ability to obtain new contracts to provide healthcare and medical services to inmates in county correctional and detention facilities.  This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions as well as continued privatization by state, county and municipal governmental agencies of healthcare services for correctional facilities, and acceptance of such privatization.  There can be no assurance that this market will continue to grow, or that existing contracts will continue to be made available to the private sector which could cause our revenue to decline and harm our business and operating results.

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

WE PROVIDE CONTRACTED BUSINESS SERVICES. IN ANY CONTRACT BUSINESS, IT IS POSSIBLE A CONTRACT WILL BE TERMINATED, DEFAULTED UPON OR NOT RENEWED. Our top three medical service contracts with county detention centers generated approximately thirty-eight percent of our total revenues for the year ended December 31, 2009. These same clients generated approximately thirty percent of our gross profit. If a contracted detention facility, particularly one of our primary detention facilities, terminates its contract, which generally may be effective between thirty and ninety days prior to the termination date, our business and financial performance may be seriously harmed.

MOST OF OUR CONTRACTS ARE FOR SHORT-TERMS, ARE GENERALLY TERMINABLE WITHOUT CAUSE, AND THE RENEWAL OR EXTENSION OPTIONS MAY NOT BE EXERCISED BY THE GOVERNMENTAL AGENCY.  Our detention center medical services contracts are typically short-term, ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Including extension options, we have several medical service contracts subject to renewal in the next twelve months, which accounted for approximately twelve percent of revenue and seventeen percent of the gross profit, respectively, for the year ended December 31, 2009.  We cannot assure you that these or any other contracts will be renewed or that extension options will be exercised. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving us adequate written notice. We customarily incur significant development and start-up costs in establishing our services within the new facilities, and the termination or non-renewal of a contract would require an immediate write-off of any unamortized costs associated with the contract, including unamortized costs for service contracts acquired and goodwill, and could have a material adverse effect upon our financial condition, results of operations and liquidity.

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

AN INCREASE IN INFLATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS.  Some of our contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, we utilize a projection of the future inflation rate of our cost of services when bidding and negotiating the fixed fee for future years. If inflation exceeds projected levels, depending on the contract structure, our profitability could be adversely affected.

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

DISTURBANCES AT FACILITIES WE SERVICE WOULD IMPACT US NEGATIVELY.  An escape, riot, epidemic, catastrophic or other disturbance that seriously impacts the health of a large number of inmates at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. As a result of a disturbance, inmates may suffer multiple injuries for which the cost of care may have a temporary, but significant effect on profitability. Approximately ninety percent of our healthcare services' revenues for the year ended December 31, 2009 are operated under caps which provide limits on the cost of exposure; however, multiple events with significant costs may exceed budget targets.

The remaining ten percent of our correctional healthcare services' revenues from continuing operations contain no limits on our exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although we attempt to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits for facilities that have not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, we cannot assure you that we will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on our financial condition and results of operations.

WE MAY EXPERIENCE MALPRACTICE LITIGATION AND OTHER LIABILITY SUITS. Our medical services to correctional and detention facilities exposes us to potential third-party claims or litigation by inmates or other persons for adverse outcomes (medical malpractice), as well as suits related to infringement of their 8th and 14th amendment rights (deliberate indifference and civil rights). It is likely that as we grow, we will be exposed to additional healthcare liability issues. We currently maintain medical professional liability insurance to cover potential malpractice losses, in the amounts of $1,000,000 per incident and $5,000,000 in the aggregate, as well as $1,000,000 general liability coverage. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us, or at all.  In addition, a successful claim against us in excess of our insurance coverage could materially harm our business.  Failure to obtain sufficient levels of professional liability insurance at a reasonable price or at all, may expose us to significant losses, which could have a material adverse impact on our financial condition, results of operations or cash flows.

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

WE UTILIZE TPA AND PROVIDER NETWORKS TO OBTAIN OUT-OF-FACILITY CARE IN VARIOUS MARKETS. SHOULD THOSE NETWORKS BECOME INACCESSIBLE, OUR COSTS FOR PROVIDING THOSE SERVICES WOULD RISE APPROXIMATELY FIFTEEN PERCENT. Our current profit margin is, in part, due to our ability to reduce out-of-facility costs that are defined by contracted networks. Our net costs are typically approximately fifteen percent less than the stated charges for these services. It is important to note that healthcare providers for the general public utilize these same programs. It is unlikely the environment will change, causing the return of payments based on healthcare provider's charges without discounts.  If the contracted networks become inaccessible, or discounting slows, it would negatively impact our operating margins and could have a material adverse effect on us.

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

These state and federal laws and regulations that affect our business and operations include, but are not necessarily limited to:

•	healthcare fraud and abuse laws and regulations, which prohibit illegal referral and other payments;

•	ERISA and related regulations, which regulate many healthcare plans;

•	pharmacy laws and regulations;

•	privacy and confidentiality laws and regulations;

•	civil liberties protection laws and regulations;

•	state and national correctional healthcare auditing bodies;

•	various licensure laws, such as nursing and physician licensing bodies;

•	drug pricing legislation; and

•	Medicare and Medicaid reimbursement regulations.

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

WE ARE SUBJECT TO HIPAA, AND OUR FAILURE TO COMPLY COULD ADVERSELY AFFECT OUR BUSINESS. On August 21, 1996, Congress passed HIPAA. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary has adopted safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Failure to comply with HIPAA could have an adverse effect on our business.

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

GOVERNMENT AGENCIES MAY INVESTIGATE AND AUDIT OUR CONTRACTS AND, IF ANY IMPROPRIETIES ARE FOUND, WE MAY BE REQUIRED TO REFUND REVENUES WE HAVE RECEIVED, OR FOREGO ANTICIPATED REVENUES, AND WE MAY BE SUBJECT TO PENALTIES AND SANCTIONS. Certain government agencies have the authority to audit and investigate our contracts. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for reimbursement of expenses, if an agency determines we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities.

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

THE CONTINUED SERVICES AND LEADERSHIP OF OUR SENIOR MANAGEMENT IS CRITICAL TO OUR ABILITY TO MAINTAIN GROWTH AND ANY LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. The future of our business depends, to a significant degree, on the skills and efforts of our senior executives, in particular, Dr. Richard Turner, our Chairman and Chief Executive Officer and Dr. Howard Haft, MD, MMM, CPE, our Executive Vice President and Chief Medical Officer. If we lose the services of any of our senior executives, and especially if any of our executives join a competitor or form a competing company, it could result in a setback to our operating plan and our business and financial performance could be seriously harmed.

We have executed employment agreements with Dr. Haft and Dr. Turner, effective as of the closing of the Acquisition, which include, except for Dr. Turner's employment agreement, noncompetition clauses that expire three years after termination of employment, or during the period that such employee is an owner of any of our issued and outstanding stock.

AS A PUBLIC COMPANY, WE INCUR SUBSTANTIAL ADDITIONAL COSTS AND MAY BE UNABLE TO OPERATE PROFITABLY.  As a publicly-traded company, our business is subject to significant additional costs. These costs include, among other things, additional legal and accounting costs incurred as a result of being a public company plus the additional compliance, reporting, corporate governance and NYSE Amex LLC (the “NYSE Amex”) continued listing requirements and investor relations activities which this entails. Furthermore, the financial, administrative and managerial structures necessary to operate as a public company or the development of such structures require a significant amount of management's time and other resources including financial resources, which may hinder our ability to operate profitably.

OUR REVENUE MARGINS MAY DECREASE DUE TO FIXED REVENUE BASE.  Our existing contracts are primarily structured as fixed fee contracts. The costs of inmate healthcare may fluctuate from what we anticipated due to several variables, including increases in inmate population and increased inmate illness. Such additional costs may not be easily passed through under those contracts containing a fixed fee structure, and therefore, we may not always have sufficient revenue to cover such increased costs. As a result, our revenue margins may fall. If our revenue margins decrease more than one or two percentage points, our ability to perform under our contracts may be limited, which could negatively impact our business operations and financial performance.

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

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. We intend to grow through internal expansion and through selective acquisitions. We cannot assure you that we will be able to identify, acquire or profitably manage acquired operations or that operations acquired will be profitable or achieve levels of profitability that justify the related investment. We may not realize the anticipated benefits of these acquisitions, or may not realize them in the timeframe expected.  Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

THE LIABILITY OF OUR OFFICERS AND DIRECTORS IS LIMITED. On March 13, 2007, we reincorporated as a Delaware corporation and we provide our officers and directors indemnification to the fullest extent allowed under the Delaware General Corporation Law (the “DGCL”). We also carry directors and officers liability insurance. As a result of the foregoing, our officers and directors may not be personally liable to us or our stockholders for actions taken or failure to take any action and may otherwise discourage or deter our stockholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our stockholders.

WE HAVE LIMITED EXPERIENCE ATTEMPTING TO COMPLY WITH PUBLIC COMPANY OBLIGATIONS, INCLUDING SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.  As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the registered certified public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. The requirement for a report of management, as currently in effect, was included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The requirement for our auditor to attest on management assessment will apply for the fiscal year ending December 31, 2010. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

CERTAIN STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT FURTHER THE BEST INTERESTS OF ALL STOCKHOLDERS. Our officers, directors and principal stockholders (greater than five percent stockholders) together own a majority of our issued and outstanding common stock. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our common stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

OUR ORGANIZATIONAL DOCUMENTS AND DELAWARE LAW MAKE IT HARDER FOR US TO BE ACQUIRED WITHOUT THE CONSENT AND COOPERATION OF OUR BOARD OF DIRECTORS AND MANAGEMENT. Provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our Board of Directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such shares. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current Board of Directors. In addition, we are subject to Section 203 of the DGCL, which restricts business combinations with some stockholders once the stockholder acquires fifteen percent or more of our common stock.

TRADING IN OUR COMMON STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MANY OF THEIR SHARES AS THEY WANT AT PREVAILING PRICES. Shares of our common stock are traded on the NYSE Amex market. Approximately 8,649 shares were traded on an average daily trading basis for the year ended December 31, 2009. If limited trading in our common stock continues, it may be difficult for investors once and if the securities are registered, to sell the securities acquired by them. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, WHICH MAY LEAD TO LAWSUITS AGAINST US. Our common stock currently trades on the NYSE Amex market under the symbol “CONM”. The trading price of our common stock may be subject to volatility in response to, among other things, quarter-to-quarter variations in our operating results, announcements of new contracts, cancellations of existing contracts or new acquisitions by us or our competitors, changes in financial estimates by securities analysts or other events or factors.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could also adversely affect prevailing market prices of our common stock.  When the market price of a company's stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

WE MAY NOT BE ABLE TO MEET THE NYSE AMEX’S CONTINUED LISTING STANDARDS AND AS A RESULT, THE NYSE AMEX MAY DELIST OUR SECURITIES FROM QUOTATION ON ITS EXCHANGE, WHICH COULD LIMIT INVESTORS’ ABILITY TO MAKE TRANSACTIONS IN OUR SECURITIES AND SUBJECT US TO ADDITIONAL TRADING RESTRICTIONS. Our securities are currently listed on the NYSE Amex, however we cannot assure you that our securities will continue to be listed on the NYSE Amex if we are unable to meet certain of the continued listing standards.  If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a “penny stock” (as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 2.	PROPERTIES.

As of December 31, 2009, we had leases for the following office facilities.

Hanover, Maryland. In December 2007, we entered into a five year office lease agreement for approximately 6,668 square feet of office space to house our executive and administrative offices at an annual rent of $131,693 beginning February 2008  and subject to incremental annual increases up to $148,222 in the final year of the lease, which expires on February 28, 2013, subject to a five-year renewal option.

Newberg, Oregon. In November, 2008, we entered into a sixteen month office lease agreement for office space at an annual rent of $14,400 per year, subject to a one year renewal option.

We believe all of our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs.

ITEM 3.	LEGAL PROCEEDINGS.

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will be resolved within our insurance limits and will not likely have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the NYSE Amex market under the symbol “CONM” since July 15, 2009.  From March 15, 2007 through July 14, 2009, our common stock was quoted on the OTC Bulletin Board under the symbol “CMHM.OB”.  From May 19, 1998 until March 14, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “PCES.OB”.  From our initial public offering on April 27, 1995 through May 18, 1998, our common stock was traded on The NASDAQ Small Cap Market.

The following table sets forth the range of high and low sales prices of our common stock by quarter over the last two years. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not reflect actual transactions.

Quarter ended	High	Low
3/31/08	2.80	1.30
6/30/08	2.40	1.55
9/30/08	2.75	1.40
12/31/08	2.80	1.75
3/31/09	2.50	1.65
6/30/09	3.90	1.70
9/30/09	4.40	3.15
12/31/09	3.45	2.57

From January 1, 2010 through March 17, 2010, the high and low sales prices of our common stock were $3.60 and $3.00, respectively.

On March 17, 2010, the closing price of our common stock was $3.25.

As of March 17, 2010, there were 66 shareholders of record of our common stock.

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

The statements set forth in this Annual Report on Form 10-K, including under the headings “Business”, “Risk Factors”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those incorporated by reference herein which are not historical constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies for the future of both the Company and its subsidiaries. Such statements may involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of words such as “may,”, “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  It is possible that the assumptions made by us for purposes of such forward-looking statements may not be valid and that the results may not materialize.  We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. Except to the extent required by applicable laws or rules, we do not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in future public statements and press releases.

General

Prior to January 26, 2007, the Company, formerly known as Pace, was classified as a shell company, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007, we acquired Conmed, Inc., a privately-owned provider of correctional healthcare services. Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and at the time of the Acquisition operated in four states: Kansas, Maryland, Virginia and Washington.  For the fiscal year ended December 31, 2007, Conmed, Inc. had net revenues primarily from medical services provided to correctional institutions of $26,073,040.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. In 2008, we  purchased all of the assets of EMDC, a provider of medical services in northwest Oregon and we purchased all of the stock of CMHS, a provider of mental health services in Maryland.  As of December 31, 2009, we were in contract with, and providing medical services in thirty-six counties in seven states including: Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington and had net revenues primarily from medical services provided to correctional institutions of $52,784,559.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.  Actual results could differ from those estimates.

A summary of our critical accounting policies is as follows:

Acquisition
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

Most of our contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the average daily population (“ADP”) of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. We have one contract that partially operates on a cost plus basis. The timing of each payment varies per contract. Credit terms are not more than thirty days from the date of invoice.

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

Effective with the quarter ended September 30, 2009, we adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of the Codification did not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
The following discussion of financial results below is derived from audited financial statements for the years ended December 31, 2009 and December 31, 2008.

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$52,784,559	100.0%	$40,550,414	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	29,871,129	56.6%	21,412,861	52.8%
Medical expenses	10,283,969	19.5%	10,378,753	25.6%
Other operating expenses	1,940,000	3.7%	1,333,425	3.3%
Total healthcare expenses	42,095,098	79.7%	33,125,039	81.7%

Gross profit	10,689,461	20.3%	7,425,375	18.3%

OPERATING EXPENSES:
Selling, general & administrative expenses	7,720,525	14.6%	6,359,694	15.7%
Depreciation and amortization	1,971,288	3.7%	2,132,748	5.3%
Total operating expenses	9,691,813	18.4%	8,492,442	20.9%

Operating income (loss)	997,648	1.9%	(1,067,067)	(2.6)%

OTHER INCOME (EXPENSE)
Interest income	80,215	0.2%	154,949	0.4%
Interest (expense)	(8,294)	0.0%	(7,149)	0.0%
Change in fair value of derivatives	(1,209,715)	(2.3)%	—	0.0%
Total other income (expense)	(1,137,794)	(2.2)%	147,800	0.4%

Loss before income taxes	(140,146)	(0.3)%	(919,267)	(2.3)%

Income tax (benefit)	(113,000)	(0.2)%	—	0.0%

Net (loss)	$(27,146)	(0.1)%	$(919,267)	(2.3)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the years ended December 31, 2009 and 2008, was $52,784,559 and $40,550,414, respectively, which represents an increase of $12,234,145 or 30.2%. Net loss was $27,146 or 0.1% of revenue compared to a net loss of $919,267 or 2.3% of revenue for the years ended December 31, 2009 and 2008, respectively, which represented an improvement of $892,121.

Approximately $10,834,081 or 88.6% of the increase in revenue for the year ended December 31, 2009 compared to the prior year resulted from the addition of the following new medical service contracts since December 31, 2007: Caroline County, MD; Chesapeake City, VA; Coos County, OR; Creek County, OK; Douglas County, OR; Pima County, AZ; Washington County, MD; and Western Virginia Regional Jail, VA.  Revenues also increased as a result of the contracts in Oregon which we acquired when we purchased all of the assets of EMDC in February 2008, plus the revenue generated from the acquisition of CMHS on November 4, 2008. Revenue improvement totaling approximately $777,160, or 6.3% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2008. Price increases related to existing service requirements totaled approximately $1,726,017 or 14.1% of the revenue increase. Partially offsetting the above were decreases in other volume related activities totaling $1,103,113, or 9.0% of revenue, primarily associated with lower stop/loss reimbursements resulting from reduced out of facility medical expenditures in excess of stop/loss limits that are billed back to counties.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $29,871,129 or 56.6% of revenue for the year ended December 31, 2009, compared to $21,412,861 or 52.8% of revenue for the year ended December 31, 2008. The increase in spending for salaries and employee benefits of $8,458,268 or 39.5% is due primarily to the addition of new healthcare employees resulting from new business. Approximately 65% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above and approximately 15% in the increase relates to the salaries and employee benefits for the new mental health employees related to the CMHS acquisition in November 2008.  Additional medical services related to previously existing medical service contracts plus cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase. The increase in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. Several of our new medical service contracts plus the mental health contracts related to the CMHS acquisition have a higher proportion of staffing services compared to our previously existing contracts.  As a result, these new contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expenses
Medical expenses for the years ended December 31, 2009 and 2008 were $10,283,969 or 19.5% of revenue and $10,378,753 or 25.6% of revenue, respectively, which represented a decrease of $94,784 or 0.9%. The decrease in spending for medical expenses in absolute dollars, despite the increase in revenue, reflects decreases for reimbursable expenditures for hospitalization. Additionally, the mental health services provided by CMHS, as a subcontractor, to Conmed prior to the acquisition of CMHS on November 4, 2008 were being recorded as independent contractor medical expenses totaling approximately $885,000.  Following the acquisition, those expenses are primarily recorded as salaries and employee benefits. The reduction in spending as a percentage of revenue results from the favorable mix factor generated from the new staffing services and the CMHS acquisition as detailed above. Finally, the new contracts entered into in 2008 and 2009 have a lower ratio of medical expenses compared to our previously existing contracts, which reduced the mix of medical expenses as a percentage of total revenue.

Other operating expenses
Other operating expenses were $1,940,000, or 3.7% of revenue, for the year ended December 31, 2009, compared to $1,333,425, or 3.3% of revenue, for the year ended December 31, 2008. The increase of $606,575 is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for employment advertising and recruiting, professional liability insurance, legal expenses and office supplies partially offset by a reduction in travel expenses.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were $7,720,525 or 14.6% of revenue and $6,359,694 or 15.7% of revenue, respectively. The increased expenditure of $1,360,831 reflects an increased investment in additional management and administrative personnel required to support additional new contracts and services added in 2008 and 2009, as well as to sustain the Company during anticipated future growth as well as increased travel and legal expenses. Stock based compensation for the years ended December 31, 2009 and 2008 was $628,618 and $573,775, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $1,370,000, or 2.6% of revenue, for the year ended December 31, 2009, compared to $1,693,000, or 4.2% of revenue, for the year ended December 31, 2008. The decrease primarily reflects a decrease in amortization expense related to the Conmed, Inc. acquisition and the EMDC asset purchase as certain individual contracts acquired have become fully amortized, which was partially offset by amortization expense for mental health service contracts acquired in the CMHS acquisition in November 2008.  Amortization of non-compete agreements was $385,000, or 0.7% of revenue, for the year ended December 31, 2009, compared to $327,333, or 0.8% of revenue, for the year ended December 31, 2008. The increase primarily reflects an additional non-compete agreement related to the acquisition of CMHS. Depreciation expense increased to $216,288 for the year ended December 31, 2009 compared to $112,415 for the prior year due primarily to capital expenditures associated with vehicle purchases, a new corporate accounting system and computer equipment in our Pima County, AZ facility.

Interest income
Interest income was $80,215 for the year ended December 31, 2009 compared to $154,949 in 2008. Average cash balances in 2009 were higher compared to 2008, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the year ended December 31, 2009 and 2008 was $8,294 and $7,149, respectively.

Change in fair value of derivatives
As a result of adopting derivative accounting for warrants effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now being recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.  As such, on January 1, 2009, we recorded a cumulative adjustment to reclassify $2,399,538 from additional paid-in capital and $366,612 from retained earnings and recorded a $2,766,150 long-term warrant liability to recognize the fair value of such warrants on such date.

During the year ended December 31, 2009, warrants to purchase 40,000 shares of common stock were exercised generating $12,000 of net proceeds and warrants to purchase 132,333 shares of common stock were exercised by cashless exercise and as a result, a total of 155,783 shares of common stock were issued.  During the year ended December 31, 2009, warrants to purchase 814,570 shares of common stock were amended to remove the provisions that resulted in liability treatment and are now treated as equity.

The following table summarizes the warrant activity subject to fair value accounting for the year ended December 31, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of January 1, 2009	225,000	980,000	500,000	1,705,000
Warrants exercised	(2,000)	(167,000)	(3,333)	(172,333)
Warrants amended	(223,000)	(591,570)	-	(814,570)
Warrants outstanding subject to fair value accounting as of December 31, 2009	-	221,430	496,667	718,097

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of January 1, 2009	$428,221	$1,882,701	$455,228	$2,766,150
Realized loss on warrants	142,017	638,364	7,473	787,854
Unrealized loss on warrants	—	189,885	231,976	421,861
Fair value of warrants transferred to equity upon amendment	(562,653)	(1,670,824)	-	(2,233,477)
Fair value of warrants exercised	(7,585)	(424,846)	(10,507)	(442,938)
Fair value of warrants outstanding as of December 31, 2009	$—	$615,280	$684,170	$1,299,450

Income tax expense
As of December 31, 2009, management has evaluated all available evidence, both negative and positive, and has determined that it is more likely than not that all of the deferred tax asset, excluding net operating loss carryforwards and research and development credit carryforwards, will be realized and the remaining valuation allowance is no longer required based upon the following:

•	the Company’s history of generating taxable income;

•	taxable income has been increasing year over year during the Company’s history; and

•	management projects taxable income continuing to increase and believes that it is more likely than not that the Company can continue to generate taxable income in the foreseeable future.

For the year ended December 31, 2009, we recorded an income tax benefit of $113,000 as the result of reversing the valuation allowance of $709,000 and an increase in net deferred tax assets of $129,000.  Our effective tax rate differs from the expected tax rate primarily due to permanent differences related to stock-based compensation, change in valuation allowance and derivatives related to warrants.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities. Funds used to acquire the EMDC contracts and CMHS were provided by working capital.

Cash Flow for the year ended December 31, 2009 compared to the year ended December 31, 2008
Cash as of December 31, 2009 and December 31, 2008 was $11,056,143 and $7,472,140, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for the next twelve months.

Cash Flows from Operating Activities
Cash flow from operating activities for the year ended December 31, 2009 totaled $4,308,372, reflecting a net loss of $27,146 offset by $2,971,621 in adjustments for non-cash expenses such as the change in fair value of derivatives of $1,209,715, amortization of $1,755,000 and stock-based compensation of $628,618 partially offset by deferred income taxes of $838,000.  Changes in working capital components generated an additional $1,363,897, reflective of increases in accounts payable of $409,239, accrued expenses of $852,421, income taxes payable of $117,620 and deferred revenue of $456,911 partially offset by an increase in prepaid expenses of $573,662.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to year end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering one additional day as compared to December 31, 2008 and increased accruals associated with legal expenses.  The increase in income taxes payable resulted primarily from our increased taxable income, resulting in taxes payable in excess of scheduled estimated tax payments.  The increase in deferred revenue resulted primarily from an increase in advance customer payments for services to be provided in the future.  The increase in prepaid expenses resulted primarily from the prepayment of our annual professional liability insurance policy in October.

Cash flow from operating activities for the year ended December 31, 2008 totaled $2,810,990, reflecting a net loss of $919,267 offset by $2,153,780 in adjustments for non-cash expenses such as amortization, stock-based compensation and deferred income taxes and $1,576,477 in changes in working capital components because of increases in accrued expenses, accounts payable and deferred revenue partially offset by increases in accounts receivable and prepaid expenses.  The increase in accrued expenses resulted primarily from increases in estimated medical expenses resulting primarily from the increase in medical service contracts and accrued wages resulting primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering two additional days as compared to 2007 as well as the accrued purchase price adjustment related to the CMHS acquisition.  The increase in accounts receivable and accounts payable resulted primarily from the increase in revenues and expenses resulting primarily from the increase in medical service contracts.  The increase in deferred revenue was primarily the result of new medical service contracts with payments in advance.  The increase in income taxes payable resulted primarily from the decreased loss which resulted in an increased taxable income.

Cash Flows from Investing Activities
Cash flow from investing activities for the year ended December 31, 2009 used $567,953.  Purchases of property and equipment used $292,562 primarily for purchases of vehicles, computer equipment and medical equipment.  The acquisition of CMHS used $187,891 primarily related to payment of the holdback.  Service contract extension costs used $87,500.

Cash flow from investing activities for the year ended December 31, 2008 used $2,439,869. The acquisition of CMHS and the purchase of EMDC’s contracts used $1,767,855 and $245,853, respectively. Purchases of property and equipment primarily related to the new office facility in Hanover, Maryland used $426,161.

Cash Flows from Financing Activities
Cash flow from financing activities for the year ended December 31, 2009 used $156,416.  Proceeds from the exercise of warrants and stock options of $48,812 were offset by $100,000 used to pay off the line of credit we assumed with the CMHS acquisition and $105,228 used to pay off all other loans.

Cash flow from financing activities for the year ended December 31, 2008 used cash of $35,701. Borrowings on the line of credit of $39,903 were offset by payments on loans payable of $75,604.

Loans
As of December 31, 2009, we had no outstanding loans.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of December 31, 2009, we had three performance bonds totaling $8,042,424 and two payment bonds for $2,855,537, totaling $10,897,961. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2009:

	Total	Current	2 - 3 years	4 - 5 years	Thereafter
Equipment leases	125,189	53,145	65,474	6,570	—
Automobile leases	39,996	28,388	11,608	—	—
Office space leased	472,113	168,344	291,417	12,352	—
Total	$637,298	$249,877	$368,499	$18,922	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of December 31, 2009, we have entered into 58 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's or municipality’s option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $162 million as of December 31, 2009, with a weighted-average term of 3.8 years, of which approximately $60 million relates to the initial contract period and approximately $102 million relates to the option renewal periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Conmed Healthcare Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Conmed Healthcare Management, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 5 to the consolidated financial statements, effective January 1, 2009, Conmed Healthcare Management, Inc. adopted the provisions of Accounting Standards Codification Topic 815-40 and reclassified certain warrants previously classified as an equity instrument to a liability.

We were not engaged to examine management’s assessment of the effectiveness of Conmed Healthcare Management, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
March 25, 2010

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,056,143	$7,472,140
Accounts receivable	2,278,074	2,375,583
Prepaid expenses	865,261	291,599
Deferred taxes	102,000	—
Total current assets	14,301,478	10,139,322
PROPERTY AND EQUIPMENT, NET	605,578	529,304
DEFERRED TAXES	1,381,000	645,000
OTHER ASSETS
Service contracts acquired, net	984,000	2,004,000
Non-compete agreements, net	436,667	821,667
Goodwill	6,263,705	6,254,544
Deposits	11,549	15,408
Total other assets	7,695,921	9,095,619
	$23,983,977	$20,409,245

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,489,498	$1,080,259
Accrued expenses	4,146,940	3,210,749
Deferred revenue	1,018,645	561,734
Notes payable, current portion	—	170,228
Income taxes payable	550,000	432,380
Total current liabilities	7,205,083	5,455,350
NOTES PAYABLE, LONG-TERM	—	35,000
DERIVATIVE FINANCIAL INSTRUMENTS	1,299,450	—
SHAREHOLDERS' EQUITY
Preferred stock no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of December 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,629,572 and 12,457,539 shares as of December 31, 2009 and 2008, respectively	1,263	1,246
Additional paid-in capital	37,829,900	36,875,610
Retained (deficit)	(22,351,719)	(21,957,961)
Total shareholders' equity	15,479,444	14,918,895
	$23,983,977	$20,409,245

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Service contract revenue	$52,784,559	$40,550,414

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	29,871,129	21,412,861
Medical expenses	10,283,969	10,378,753
Other operating expenses	1,940,000	1,333,425
Total healthcare expenses	42,095,098	33,125,039

Gross profit	10,689,461	7,425,375

Selling and administrative expenses	7,720,525	6,359,694
Depreciation and amortization	1,971,288	2,132,748
Total operating expenses	9,691,813	8,492,442

Operating income (loss)	997,648	(1,067,067)

OTHER INCOME (EXPENSE)
Interest income	80,215	154,949
Interest (expense)	(8,294)	(7,149)
Change in fair value of derivatives	(1,209,715)	—
Total other income (expense)	(1,137,794)	147,800

Loss before income taxes	(140,146)	(919,267)
Income tax (benefit)	(113,000)	—
Net (loss)	$(27,146)	$(919,267)

(LOSS) PER COMMON SHARE
Basic and diluted	$(0.00)	(0.08)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	12,566,382	12,090,399

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred	Preferred	Common	Common	Additional	Retained Earnings
	Stock	Stock	Stock	Stock	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2007	-	$-	11,943,141	$1,194	$35,901,874	$(21,038,694)	$14,864,374
Issuance of shares for asset purchase of EMDC contracts	-	-	81,081	9	200,004	-	200,013
Issuance of shares for stock purchase of CMHS	-	-	81,317	8	199,992	-	200,000
Exercise of warrants	-	-	352,000	35	(35)	-	-
Stock option expense	-	-	-	-	573,775	-	573,775
Net (loss)	-	-	-	-	-	(919,267)	(919,267)
Balance, December 31, 2008	-	$-	12,457,539	$1,246	$36,875,610	$(21,957,961)	$14,918,895
Cumulative effect of change in accounting principle
January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability	-	-	-	-	(2,399,538)	(366,612)	(2,766,150)
Exercise of warrants and options	-	-	172,033	17	491,733	-	491,750
Stock option expense	-	-	-	-	628,618	-	628,618
Amended warrants removing embedded feature of equity-linked financial instrument	-	-	-	-	2,233,477	-	2,233,477
Net (loss)	-	-	-	-	-	(27,146)	(27,146)
Balance, December 31, 2009	-	$-	12,629,572	$1,263	$37,829,900	$(22,351,719)	$15,479,444

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(27,146)	$(919,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	216,288	112,415
Amortization	1,755,000	2,020,333
Stock-based compensation	628,618	573,775
Change in fair value of derivatives	1,209,715	—
Loss on disposal of property	—	2,257
Deferred income taxes	(838,000)	(555,000)
Changes in working capital components
Decrease (increase) in accounts receivable	97,509	(623,459)
(Increase) in prepaid expenses	(573,662)	(75,083)
Decrease in deposits	3,859	45,000
Increase in accounts payable	409,239	243,115
Increase in accrued expenses	852,421	1,350,865
Increase in income taxes payable	117,620	427,380
Increase in deferred revenue	456,911	208,659
Net cash provided by operating activities	4,308,372	2,810,990

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(292,562)	(426,161)
Stock purchase of CMHS, LLC	(187,891)	(1,767,855)
Asset Purchase from EMDC, P.C.	—	(245,853)
Service contract extensions	(87,500)	—
Net cash (used in) investing activities	(567,953)	(2,439,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	39,903
Payments on line of credit	(100,000)	—
Payments on loans payable	(105,228)	(75,604)
Proceeds from exercise of warrants and stock options	48,812	—
Net cash (used in) financing activities	(156,416)	(35,701)

Net increase in cash and cash equivalents	3,584,003	335,420

CASH AND CASH EQUIVALENTS
Beginning	7,472,140	7,136,720
Ending	$11,056,143	$7,472,140

CONMED HEALTHCARE MANAGEMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
EMDC Asset Purchase, common stock 81,081 shares	—	150,000
EMDC Asset Purchase, promissory note payable	—	132,275
EMDC Asset Purchase, warrants 80,000 shares	—	50,013
CMHS Stock Purchase, common stock 81,317 shares	—	200,000
CMHS Stock Purchase, debt assumed	—	58,333
	$—	$590,621

SUPPLEMENTAL DISCLOUSURES OF CASH FLOW INFORMATION
Cash payments for interest	$8,294	$7,149
Income taxes paid	$600,140	$127,620

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Business

Nature of Business
Prior to January 26, 2007, Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the Company, unless otherwise specified or the context otherwise requires) the Company, formerly known as Pace Health Management Systems, Inc. (“Pace”), was classified as a shell company, had no ongoing operations, minimal operating expenses and no employees.

On January 26, 2007, we acquired Conmed, Inc. (“Conmed, Inc.”), a privately-owned provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. In 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. elected to seek contracts outside of Maryland and at the time of the Acquisition operated in four states: Kansas, Maryland, Virginia and Washington.

As a result of the Acquisition, Conmed, Inc. is a wholly-owned subsidiary of the Company and the business of Conmed, Inc. is now our primary business. On March 13, 2007, the Company changed its name to Conmed Healthcare Management, Inc. In 2008, we purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and we purchased all of the stock of Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in Maryland.  As of December 31, 2009, we were in contract with, and providing medical services in thirty-six counties in seven states including: Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington.

NOTE 2.	Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009, cash equivalents consisted of interest-bearing money market accounts at a commercial bank.  At December 31, 2008, cash equivalents consisted of interest-bearing money market accounts and certificates of deposit at a commercial bank.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Conmed, Inc, Conmed Oregon, Inc and Correctional Mental Health Services, LLC (“CMHS”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings (Loss) Per Share
We have adopted guidance on earnings per share which requires us to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible preferred stock (using the if-converted method).

New Accounting Pronouncements
Effective with the quarter ended June 30, 2009, we adopted guidance on interim disclosures about fair value of financial instruments and it did not have a material impact on our financial position or results of operations.  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements.

Effective with the quarter ended September 30, 2009, we adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.

NOTE 3.	Business Combination

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

The purchase of all of the assets of EMDC that occurred on February 29, 2008 (the “Asset Purchase”), was recorded using business combination accounting standards using the purchase method. The allocated cost of the assets acquired was based on their fair value as of that date. The purchase price exceeded the fair value of EMDC’s net assets acquired with the excess amount recorded as goodwill. The results of EMDC’s operations are included in our consolidated financial statements since the date of acquisition.

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

The Stock Purchase was recorded using business combination accounting standards using the purchase method. The allocated cost of the assets and liabilities was based on their fair value as of that date. The purchase price exceeded the fair value of CMHS's net assets acquired with the excess amount recorded as goodwill. The results of CMHS’s operations are included in our consolidated financial statements since the date of acquisition.

The purchase price, including related acquisition costs, totaled $2,159,223.  The purchase price of CMHS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill.  Based on management’s estimate, the acquisition of CMHS resulted in $1,218,219 of goodwill, $756,000 of service contract intangibles having a 2.3 year weighted average amortization period and $280,000 of non-compete agreements having a 5 year weighted average amortization period.  This purchase was financed with funds provided by working capital.  In 2009, we recorded $9,161 in additional acquisition costs and paid $178,730 as a purchase price adjustment.

The following table details the opening fair value balance sheet for the CMHS acquisition:

CMHS net assets acquired
CURRENT ASSETS
Cash and cash equivalents	$3,477
Accounts receivable	129,700
Prepaid expenses	1,682
Total current assets	134,859
PROPERTY AND EQUIPMENT, NET	5,000
OTHER ASSETS
Service contracts acquired	756,000
Non-compete agreements acquired	280,000
Goodwill	1,218,219
Deposits	1,710
Total other assets	2,255,929
Total assets	2,395,788
CURRENT LIABILITIES ASSUMED
Accrued expenses	118,135
Notes payable	118,430
Total current liabilities	236,565
CMHS net assets acquired	2,159,223

The following table details the purchase price of CMHS:

CMHS purchase price
Cash purchase price	$1,800,000
Post closing adjustments	53,320
Deal expenses	105,903
Less: CMHS cash acquired	(3,477)
Net, cash purchase price at December 31, 2009	1,955,746
Add back: CMHS cash acquired	3,477
Common stock issued	200,000
Total purchase price	$2,159,223

The former shareholder of CMHS was required to make an election under Internal Revenue Code (“IRC”) Section 338 (h)(10) to treat the sale as an asset purchase for income tax purposes. This election created additional tax basis in the goodwill and intangible assets.  Substantially all of the goodwill and intangible assets listed above will be deductible for income tax purposes in future periods.

The following selected pro forma information from the statements of operations is prepared assuming we had acquired EMDC and CMHS at the beginning of 2008:

2008
Revenue	$41,751,667
Net (loss)	(851,302)
Basic and diluted (loss) per share	$(0.07)

The pro forma net loss reflects adjustments made for depreciation and amortization. The pro forma basic and diluted net loss per share have been calculated assuming the common shares issued in connection with the Asset Purchase and Stock Purchase were issued at the beginning of 2008.

Other Acquisitions Subsequent to December 31, 2009
In January 2010, we purchased all of the assets of a small mobile imaging company to expand the base of services that we provide to our customers, which were previously subcontracted, and we do not expect this acquisition to have a material impact on our financial position or results of operations.

NOTE 4.	Common Stock Warrants

On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, we completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 of the proceeds of the Private Placement were paid directly to the Conmed, Inc. stockholders as consideration for the sale of Conmed Inc.'s capital stock.   In connection with the Private Placement, we sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock, (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its common stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its common stock at an exercise price equal to $2.50 per share (such units, the “Units”). In connection with the sale of the Units, we retained Maxim Group LLC, a NASD member broker-dealer as our exclusive placement agent (the “Placement Agent”). The Placement Agent received a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares).

Pre-Acquisition Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the negotiations for the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 225,000 shares of common stock.  During the year ended December 31, 2009, warrants to purchase 2,000 shares of common stock were exercised by cashless exercise and as a result, a total of 1,854 shares of common stock were issued.  As of December 31, 2009, we had outstanding warrants to purchase an aggregate of 223,000 shares of common stock.  During the year ended December 31, 2008, no warrants were exercised.

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

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 980,000 shares of common stock.  During the year ended December 31, 2009, warrants to purchase 40,000 shares of common stock were exercised for cash and warrants to purchase 127,000 shares of common stock were exercised by cashless exercise and as a result, a total of 153,018 shares of common stock were issued.  As of December 31, 2009, we had outstanding warrants to purchase an aggregate of 813,000 shares of common stock.  During the year ended December 31, 2008, 400,000 warrants were exercised using the cashless exercise function and as a result, 352,000 shares of common stock were issued.

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

As of January 1, 2009, we had outstanding warrants to purchase an aggregate of 500,000 shares of common stock.  During the year ended December 31, 2009, warrants to purchase 3,333 shares of common stock were exercised by cashless exercise and as a result, a total of 911 shares of common stock were issued.  As of December 31, 2009, we had outstanding warrants to purchase an aggregate of 496,667 shares of common stock.  During the year ended December 31, 2008, no warrants were exercised.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement, we issued to the Placement Agent, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Convertible Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

As of December 31, 2009 and 2008, no warrants have been exercised and we had outstanding warrants to purchase an aggregate of 300,000 shares of common stock.

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

As of December 31, 2008, the warrant holder was no longer providing service for the Company and the warrant to purchase 120,000 shares was forfeited. Expense of $14,197 that was recorded in the first and second quarters of 2008 was reversed in the third quarter of 2008.

Consultant Warrants @ $1.85 per share
In connection with the Asset Purchase, we issued warrants to two consultants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vested immediately and expire February 28, 2013. The warrants were valued at $50,013 as of the date of grant using the fair value method. This expense has been included in acquisition costs.

As of December 31, 2009 and 2008, no warrants have been exercised and we had outstanding warrants to purchase an aggregate of 80,000 shares of common stock.

Summary
As of December 31, 2009, we have outstanding warrants to purchase an aggregate of 1,912,667 shares of common stock at an average exercise price of $1.32 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof. During the year ended December 31, 2009, warrants to purchase 40,000 shares of common stock were exercised for cash and warrants to purchase 132,333 shares of common stock were exercised by cashless exercise and as a result, a total of 155,783 shares of common stock were issued.  During the year ended December 31, 2008, warrants to purchase 200,000 shares of our common stock were issued, 400,000 warrants were exercised resulting in the issuance of 352,000 shares of common stock and a warrant to purchase 120,000 shares of our common stock was forfeited.

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for warrants, effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  As a result, on January 1, 2009, we recorded a cumulative adjustment to reclassify $2,399,538 from additional paid-in capital and $366,612 from retained earnings and recorded a $2,766,150 long-term warrant liability to recognize the fair value of such warrants on such date.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and the assumptions we use are set forth below.  The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve and the expected life is based on our estimate of warrant exercises since historical data is not available.  All changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Pre-Acquisition Warrants @ $0.30 per share

Black-Scholes assumptions	January 1, 2009
Expected life (years)	0.9
Expected volatility	82.51%
Risk-free interest rate	0.8%
Expected dividend yield	0.0%

As of December 31, 2009, all warrants subject to fair value accounting were exercised or amended to remove the provisions that resulted in liability treatment and all such amended warrants are now treated as equity.  As such, no remaining liability exists for these warrants.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	December 31, 2009	January 1, 2009
Expected life (years)	1.5	2.0
Expected volatility	79.59%	82.51%
Risk-free interest rate	1.4%	1.1%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	December 31, 2009	January 1, 2009
Expected life (years)	1.5	2.0
Expected volatility	79.59%	82.51%
Risk-free interest rate	1.4%	1.1%
Expected dividend yield	0.0%	0.0%

The following table summarizes the warrant activity subject to fair value accounting for the year ended December 31, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of January 1, 2009	225,000	980,000	500,000	1,705,000
Warrants exercised	(2,000)	(167,000)	(3,333)	(172,333)
Warrants amended	(223,000)	(591,570)	-	(814,570)
Warrants outstanding subject to fair value accounting as of December 31, 2009	-	221,430	496,667	718,097

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of January 1, 2009	$428,221	$1,882,701	$455,228	$2,766,150
Realized loss on warrants	142,017	638,364	7,473	787,854
Unrealized loss on warrants	—	189,885	231,976	421,861
Fair value of warrants transferred to equity upon amendment	(562,653)	(1,670,824)	-	(2,233,477)
Fair value of warrants exercised	(7,585)	(424,846)	(10,507)	(442,938)
Fair value of warrants outstanding as of December 31, 2009	$—	$615,280	$684,170	$1,299,450

As of December 31, 2009, we had outstanding warrants to purchase an aggregate of 1,912,667 shares of common stock, of which warrants to purchase 718,097 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $1.82 and have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

As a result of the adoption of derivative accounting for warrants, the Company is also required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheet as of December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$1,299,450	$—	$—	$1,299,450

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the year ended December 31, 2009, we recognized a $421,861 unrealized loss and a $787,853 realized loss related to the change in fair value of the financial instruments which is included in Other Income on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2009:

Initial recognition of equity-linked financial instruments as of January 1, 2009	$2,766,150
Transfers into level 3	—
Transfers out of level 3	(2,233,477)
Sales of equity-linked financial instruments	(442,938)
Realized loss related to the change in fair value	787,854
Unrealized loss related to the change in fair value	421,861
Balance as of December 31, 2009	$1,299,450

NOTE 7.	Common Stock Options

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

The table below reflects option activity for the period indicated:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	2,013,167	$2.20	—	—
Granted	101,500	3.06
Forfeited	(95,500)	2.74
Cancelled	—	—
Exercised	(16,250)	2.27
Outstanding, December 31, 2009	2,002,917	$2.21	7.46	$1,759,198

Exercisable at December 31, 2009	1,305,462	$2.17	7.22	$1,198,761

Remaining shares available for grant	330,833

During the years ended December 31, 2009 and 2008, we recorded stock-based compensation expense net of reversals for forfeited options totaling $628,618 and $573,775, respectively.

As of December 31, 2009, stock-based compensation expense not yet recognized in income totaled $846,895, which is expected to be recognized over a weighted-average remaining period of 1.2 years. The total grant date fair value of stock options vested during the years ended December 31, 2009 and 2008 was $717,659 and $935,836, respectively.

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

The fair value of our stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31, 2009 and 2008:

	2009	2008
Expected life (years)	6.0	6.0
Expected volatility	75.03%	52.34%
Risk-free interest rate	2.3%	2.9%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.05	$1.19

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2009:

Options Outstanding				Options Exercisable
Exercise Price Range	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.99	34,750	8.15	$1.71	15,928	$1.71
$2.00 - $2.49	1,691,000	7.36	$2.07	1,121,435	$2.04
$2.50 - $2.99	44,500	7.38	$2.59	38,230	$2.57
$3.00 - $3.49	232,667	8.08	$3.23	129,869	$3.22

	2,002,917	7.46	$2.21	1,305,462	$2.17

NOTE 8.	Property and Equipment

A summary of property and equipment is as follows:

	December 31, 2009	December 31, 2008
Furniture	$245,388	$214,299
Equipment	147,976	106,078
Computers	448,574	342,879
Vehicles	200,355	36,087
Construction in progress	—	50,804
Total	1,042,293	750,147
Accumulated depreciation and amortization	(436,715)	(220,843)
Property and equipment, net	$605,578	$529,304

NOTE 9.	Accrued Expenses

A summary of accrued expenses is as follows:

	December 31, 2009	December 31, 2008
Accrued salaries and employee benefits	$2,458,087	$2,002,230
Accrued medical claims liability	995,624	927,718
CMHS acquisition holdback liability	—	178,730
Other	693,229	102,071
Total accrued expenses	$4,146,940	$3,210,749

NOTE 10.	Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) per-share for the years ended December 31, 2009 and 2008:

	2009	2008
Numerator for basic and diluted earnings per share:
Net (loss)	$(27,146)	$(919,267)

Denominator:
Weighted-average basic shares outstanding	12,566,382	12,090,399

(Loss) per common share:
Basic and diluted	$(0.00)	$(0.08)

Common stock warrants and options outstanding totaling 3,915,584 and 4,098,167 shares, respectively, are not included in diluted earnings per common share for the years ended December 31, 2009 and 2008, respectively, as they would have an antidilutive effect upon earnings per common share.

NOTE 11.	401(k) Plan

We offer a 401(k) plan for the benefit of substantially all of the employees of Conmed, Inc. and Conmed Oregon, Inc. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 4% of eligible compensation. We also can provide a profit sharing contribution at our discretion. Expenses related to this plan totaled $181,592 and $120,552 for the years ended December 31, 2009 and 2008, respectively.

We offer a Simple IRA plan for the benefit of substantially all of the employees of CMHS.  The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant's contribution up to 3% of eligible compensation.  In lieu of a matching contribution, we can provide a nonelective contribution equal to 2% of calendar year compensation.  Expenses related to this plan totaled approximately $27,412 and $2,932 for the years ended December 31, 2009 and 2008, respectively.

NOTE 12.	Operating Leases

We lease office space and various equipment under certain noncancelable operating leases, which expire at various dates through 2014.

Future minimum annual lease payments at December 31, 2009 are as follows:

Year ending December 31,:
2010	$249,877
2011	192,718
2012	175,781
2013	17,110
2014	1,812
Total	$637,298

Operating lease expense was $325,207 and $278,187 for the years ended December 31, 2009 and 2008, respectively.

NOTE 13.	Major Customers and Commitments

During the years ended December 31, 2009 and 2008 we had approximate sales with major customers and related approximate receivables (payables) as follows:

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Revenue	Receivable (Payable)	Revenue	Receivable
Company A	$6,076,000	$77,000	$6,084,000	$15,000
Company B	9,651,000	(25,000)	4,216,000	152,000
Company C	4,465,000	367,000	4,085,000	327,000

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At December 31, 2009, the Company had $10,897,961 in outstanding bonds.

NOTE 14.	Amortization Expense

Service Contracts Acquired
Projected amortization of service contracts for the next five years:

Year ending December 31,:	Amortization
2010	521,500
2011	334,000
2012	117,500
2013	11,000
2014	—
$984,000

Accumulated amortization of service contracts as of December 31, 2009 and 2008 was $4,864,000 and $3,494,000, respectively.

Service contract amortization expense recognized was $1,370,000 and $1,693,000 for the years ended December 31, 2009 and 2008, respectively.

Non-Compete Agreements
Projected amortization of non-compete agreements for the next five years:

Year ending December 31,:	Amortization
2010	266,000
2011	68,000
2012	56,000
2013	46,667
2014	—
$436,667

Accumulated amortization of non-compete agreements as of December 31, 2009 and 2008 was $963,333 and $578,333, respectively.

Non-compete amortization expense recognized was $385,000 and $327,333 for the years ended December 31, 2009 and 2008, respectively.

NOTE 15.	Revenue Recognition

Following is a reconciliation of our service contract revenue to net revenue reflecting adjustments related to minimum staffing requirements and liquidated damages as well as stop/loss reimbursements for the years ended December 31,:

	2009	2008
Service contract revenue	$52,152,000	$39,963,000
Staffing adjustments and liquidated damages	(623,000)	(473,000)
Stop/loss reimbursements	1,256,000	1,060,000
Net revenue	$52,785,000	$40,550,000

NOTE 16.	Income Tax Matters

The components of income tax expense for the years ended December 31, 2009 and 2008 from continuing operations are as follows:

	2009	2008
Current tax expense	$725,000	$555,000
Deferred tax (benefit)	(838,000)	(555,000)
Income tax (benefit)	$(113,000)	—

Approximate deferred taxes consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax asset
Intangible assets	$1,805,000	1,300,000
Other timing differences	233,000	495,000
	2,038,000	1,795,000
Less: valuation allowance	—	709,000
Net deferred tax asset	2,038,000	1,086,000

Deferred tax liability
Goodwill	(412,000)	(322,000)
Depreciation	(143,000)	(119,000)

Deferred tax asset	$1,483,000	645,000

The Company’s ability to utilize its net operating loss carryforwards (“NOLs”) and research and development credit carryforwards (“RDCs”) is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the IRC.  As of December 31, 2009, management has decided to write-off, for presentation purposes,  the deferred tax assets related to NOLs and RDCs of $5,253,000 and $391,000, respectively, and their associated valuation allowances of $5,253,000 and $391,000, respectively, as the Company cannot utilize these future benefits under current tax law.  As such, those amounts are not presented in the above table.  Additionally, we have retroactively restated, for this presentation, the approximate deferred taxes as of December 31, 2008 and as such, the above table does not include deferred tax assets related to NOLs and RDCs of $6,057,000 and $391,000, respectively, and their associated valuation allowances of $6,057,000 and $391,000, respectively.

As of December 31, 2009, management has evaluated all available evidence, both negative and positive, and has determined that it is more likely than not that all of the deferred tax asset, excluding NOLs and RDCs, will be realized and the remaining valuation allowance is no longer required based upon the following:

•	the Company’s history of generating taxable income;

•	taxable income has been increasing year over year during the Company’s history; and

•	management projects taxable income continuing to increase and believes that it is more likely than not that the Company can continue to generate taxable income in the foreseeable future.

As of December 31, 2008, we recorded a valuation allowance of $709,000 against deferred tax assets at December 31, 2008 to reduce the total to an amount that management believes will more likely than not be realized.  Management applied a valuation allowance against certain deferred tax assets because of a limited history of taxable income and the long-term nature of the deferred tax asset. We recognized $645,000 of deferred tax assets in 2008 for the amount we estimate will be realized in the short term.

The Stock Purchase in November 2008 is being treated as an asset acquisition for federal income tax purposes under IRC Section 338(h)(10), which allows the Company to capitalize and amortize intangible assets for federal income tax purposes over a 15-year period.

The provision for income taxes for the years ended December 31, 2009 and 2008 differs from the approximate amount of income tax benefit determined by applying the U.S. Federal income tax rate to pre-tax loss, due to the following:

	2009	2008
Computed federal income tax benefit	$(48,000)	$(313,000)
State income taxes	102,000	45,000
Other, including permanent differences	(42,000)	(6,000)
Permanent difference related to stock options	173,000	142,000
Permanent difference related to derivative financial instruments	411,000	—
Change in valuation allowance	(709,000)	132,000
Total tax (benefit) shown in financial statements	$(113,000)	$—

The Company adopted guidance on accounting for uncertainty in income taxes effective January 1, 2007.  Our Federal, Arizona, Iowa, Kansas, Maryland, Oregon and Virginia tax returns remain open for examination for years subsequent to 2005.  The Company currently has not recorded a liability for uncertain tax positions.

NOTE 17.	Related Party Transactions

During the fourth quarter of 2009, we recorded a $29,633 accrued liability to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company, for acquisition advisory services.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

We have adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and have posted the Code on our website at www.conmedinc.com. In the event that we have any amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3).  The other information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,002,917	$2.21	330,833
Equity compensation plans not approved by security holders (2)	603,000	1.72	—
Total	2,605,917	$2.10	330,833

(1)	The “Equity compensation plans approved by security holders” consist of the 2007 Stock Option Plan.
(2)
The “Equity compensation plans not approved by security holders” consist of consultant warrants issued in 2008 to two employees of Equity Dynamics, Inc. in connection with the Asset Purchase, placement agent warrants issued in 2007 to Maxim Group LLC in connection with the Private Placement and warrants issued in 2005 to certain designees of John Pappajohn.

Consultant Warrants.  On February 29, 2008, in connection with the Asset Purchase, we issued warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share to two employees of Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company.  The warrants vested immediately and expire February 28, 2013. As of December 31, 2009, 80,000 warrants remain outstanding.

Placement Agent Warrants.  In connection with the Private Placement, we issued to the Maxim Group LLC, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Convertible Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012. As of December 31, 2009, 300,000 warrants remain outstanding.

Pre-Acquisition Warrants.  On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace's sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace's common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants to purchase common stock exercisable at $0.30 per share, expiring October 23, 2010.  As of December 31, 2009, 223,000 warrants remain outstanding.

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.  If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.  If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.  If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  (1) and (2). Financial Statements and Financial Statements Schedule.

See index to Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a)  (3).  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Amended and Restated Bylaws (15)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Convertible Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 26, 2007, by and between Richard W. Turner and Pace Health Management Systems, Inc. (7) *

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc.(7) *

10.9	Employment Letter Agreement dated August 21, 2006, by and between Thomas Fry and Pace Health Management Systems, Inc. (7) *

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (7) *

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc.(4) *

10.12	Amendment No. 1 to the 2007 Stock Option Plan (16) *

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (8)

10.14	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and Conmed, Inc., as amended (8)

10.15	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and Conmed, Inc., as amended (8)

10.16	Agreement dated April 25, 2005, by and between Howard County and Conmed, Inc., as amended (8)

10.17	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (8)

10.18	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and Conmed, Inc., as amended (8)

10.19	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and Conmed, Inc. (8)

10.20	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (9)

10.21	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (9)

10.22	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (10)

10.23	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.24	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.25	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (10)

10.26	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (10)

10.27	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007 (11)

10.28	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department (12)

10.29	Medical Service Agreement with Charles County, Maryland dated July 2, 2008 (13)

10.30	Professional Services Contract with Pima County, Arizona dated August 1, 2008 (13)

10.31	Inmate Health Services Agreement, effective as of February 1, 2009, by and between Conmed, Inc. and the Western Virginia Regional Jail Authority (14)

21	Subsidiaries **

23.1	Consent of McGladrey & Pullen, LLP dated March 25, 2010 **

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 29, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2007
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

March 25, 2010
	By:	/s/ Richard W. Turner
Richard W. Turner, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

March 25, 2010
By	/s/ Richard W. Turner
Richard W. Turner, Chairman and Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Thomas W. Fry
Thomas W. Fry, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

By	/s/ John Pappajohn
John Pappajohn, Director

By	/s/ Edward B. Berger
Edward B. Berger, Director

By	/s/ Terry E. Branstad
Terry E. Branstad, Director

By	/s/ John W. Colloton
John W. Colloton, Director