Form 10-Q
period 2010-03-31
Conmed Healthcare Management, Inc.
filed 2010-05-13
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 13, 2010
Common Stock, $0.0001 par value per share	12,630,822

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009	1

Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009	2

Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009	3

Consolidated Statements of Shareholders’ Equity
For the three months ended March 31, 2010	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4(T). CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. RESERVED	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16

SIGNATURES	17

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,691,498	$11,056,143
Accounts receivable	2,871,873	2,278,074
Prepaid expenses	617,393	865,261
Deferred taxes	111,000	102,000
Total current assets	15,291,764	14,301,478
PROPERTY AND EQUIPMENT, NET	646,329	605,578
DEFERRED TAXES	1,377,000	1,381,000
OTHER ASSETS
Service contracts acquired, net	848,000	984,000
Non-compete agreements, net	424,895	436,667
Goodwill	6,263,705	6,263,705
Deposits	11,549	11,549
Total other assets	7,548,149	7,695,921
	$24,863,242	$23,983,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,705,625	$1,489,498
Accrued expenses	4,751,365	4,146,940
Taxes payable	209,783	550,000
Deferred revenue	930,819	1,018,645
Total current liabilities	7,597,592	7,205,083
DERIVATIVE FINANCIAL INSTRUMENTS	1,343,134	1,299,450
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,629,572 shares as of March 31, 2010 and December 31, 2009	1,263	1,263
Additional paid-in capital	37,989,331	37,829,900
Accumulated deficit	(22,068,078)	(22,351,719)
Total shareholders' equity	15,922,516	15,479,444
	$24,863,242	$23,983,977
See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Service contract revenue	$14,751,971	$12,419,241

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,215,300	6,987,854
Medical expenses	3,139,742	2,381,933
Other operating expenses	494,713	384,205
Total healthcare expenses	11,849,755	9,753,992

Gross profit	2,902,216	2,665,249

Selling and administrative expenses	2,003,131	1,815,527
Depreciation and amortization	319,529	634,821
Total operating expenses	2,322,660	2,450,348

Operating income	579,556	214,901

OTHER INCOME (EXPENSE)
Interest income	18,069	28,628
Interest (expense)	—	(5,205)
Gain (loss) on fair value of derivatives	(43,684)	866
Total other income (expense)	(25,615)	24,289

Income before income taxes	553,941	239,190
Income tax expense	270,300	121,000
Net income	$283,641	$118,190

EARNINGS PER COMMON SHARE
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,629,572	12,471,928
Diluted	14,205,098	13,529,197
See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$283,641	$118,190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	69,418	43,821
Amortization	250,111	591,000
Stock-based compensation	159,431	159,269
(Gain) loss on fair value of derivatives	43,684	(866)
Deferred income taxes	(5,000)	—
Changes in working capital components
(Increase) in accounts receivable	(593,799)	(550,009)
Decrease in prepaid expenses	247,868	152,578
Increase in accounts payable	216,127	272,945
Increase in accrued expenses	604,425	338,422
(Decrease) in income taxes payable	(340,217)	(253,097)
Increase (decrease) in deferred revenue	(87,826)	78,561
Net cash provided by operating activities	847,863	950,814

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(65,240)	(25,813)
Asset purchase	(147,268)	—
Net cash (used in) investing activities	(212,508)	(25,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	—	(100,000)
Payments on loans	—	(18,015)
Proceeds from exercise of warrants	—	6,000
Net cash (used in) financing activities	—	(112,015)

Net increase in cash and cash equivalents	635,355	812,986

CASH AND CASH EQUIVALENTS
Beginning	11,056,143	7,472,140
Ending	$11,691,498	$8,285,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$—	$5,205
Income taxes paid	615,837	374,097

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2009	$—	$1,263	$37,829,900	$(22,351,719)	$15,479,444
Net Income	—	—	—	283,641	283,641
Stock option expense	—	—	159,431	—	159,431
Balance at March 31, 2010	$—	$1,263	$37,989,331	$(22,068,078)	$15,922,516
See Notes to Unaudited Financial Statements

Page - 4 -

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “Conmed”, the “Company”, “we”, “us”, or “our”, unless otherwise specified or the context otherwise requires) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial information and disclosures normally included in the financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for a full year.

In January 2010, we purchased approximately $45,000 and $102,000 of fixed assets and intangible assets, respectively, from a small mobile imaging company to expand the base of services that we provide to our customers, as such services were previously subcontracted.  This acquisition did not have a material impact on our financial position or results of operations and therefore additional proforma information has not been presented.

NOTE 2.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The update provides amendments to FASB Accounting Standards Codification 820-10, Fair Value, which requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements became effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011.  The update requires new disclosures and will have no impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.	Common Stock Options

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). The 2007 Plan provides for the grant of up to 2,350,000 incentive stock options, nonqualified stock options and restricted stock units. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the three months ended March 31, 2010 and 2009, we recorded stock-based compensation expense net of reversals for forfeited options totaling $159,431 and $159,269, respectively.

During the three months ended March 31, 2010, options were granted to purchase 76,000 shares of common stock at an average exercise price of $3.13 per share and an average grant date fair value of $2.15 per share.  Additionally, during the three months ended March 31, 2010, options to purchase 3,750 shares of common stock were forfeited, options to purchase 1,000 shares of common stock were cancelled and, as of March 31, 2010, 259,583 shares remain available for grant.

As of March 31, 2010, stock based compensation expense not yet recognized in income totaled $845,920, which is expected to be recognized over a weighted-average remaining period of 1.03 years.

Page - 5 -

NOTE 4.	Common Stock Warrants

Pre-Acquisition Warrants
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued warrants to purchase an aggregate of 250,000 shares of common stock to warrant holders of the Company’s predecessor exercisable at $0.30 per share.  The warrants vested immediately and expire October 23, 2010.

Investor Warrants
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share and warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share.  The warrants vested immediately and expire March 13, 2012.

Placement Agent Warrants
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to Maxim Group LLC, our exclusive placement agent, a warrant to purchase 300,000 shares of common stock, exercisable at $2.75 per share.  The warrants vested immediately and expire January 26, 2012.

Consultant Warrants
In connection with the purchase of all of the assets of Emergency Medicine Documentation Consultants, P.C., a provider of medical services in northwest Oregon, in 2008, we issued warrants to two consultants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vested immediately and expire February 28, 2013.

Summary

The following table summarizes the warrant activity for the three months ended March 31, 2010:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$1.85	$1.32
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	80,000	1,912,667
Warrants exercised	—	—	—	—	—	—
Warrants outstanding as of March 31, 2010	223,000	813,000	496,667	300,000	80,000	1,912,667

The following table summarizes the warrant activity for the three months ended March 31, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$1.85	$1.25
Warrants outstanding as of December 31, 2008	225,000	980,000	500,000	300,000	80,000	2,085,000
Warrants exercised	—	20,000	—	—	—	20,000
Warrants outstanding as of March 31, 2009	225,000	960,000	500,000	300,000	80,000	2,065,000

Page - 6 -

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for warrants, effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	March 31, 2010	December 31, 2009
Expected life (years)	1.4	1.5
Expected volatility	76.77%	79.59%
Risk-free interest rate	1.5%	1.4%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	March 31, 2010	December 31, 2009
Expected life (years)	1.4	1.5
Expected volatility	76.77%	79.59%
Risk-free interest rate	1.5%	1.4%
Expected dividend yield	0.0%	0.0%

The following tables summarize the warrant activity subject to fair value accounting for the three months ended March 31, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2009	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of March 31, 2010	221,430	496,667	718,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2009	$615,280	$684,170	$1,299,450
Realized loss on warrants	—	—	—
Unrealized loss on warrants	28,507	15,177	43,684
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of March 31, 2010	$643,787	$699,347	$1,343,134

As of March 31, 2010, we had outstanding warrants to purchase an aggregate of 1,912,667 shares of common stock, of which warrants to purchase 718,097 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $1.82, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

Page - 7 -

NOTE 6.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of March 31, 2010 and December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$1,343,134	$—	$—	$1,343,134

	As of December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$1,299,450	$—	$—	$1,299,450

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the three months ended March 31, 2010 and 2009, we recognized a $43,684 unrealized loss and an $866 unrealized gain, respectively, related to the change in fair value of the financial instruments which is included in Other Income on the Statement of Operations.

Page - 8 -

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31:

	2010	2009
Balance as of January 1	$1,299,450	$2,766,150
Transfers into level 3	—	—
Transfers out of level 3	—	—
Sales of equity-linked financial instruments	—	(38,924)
Realized loss related to the change in fair value	—	—
Unrealized (gain) loss related to the change in fair value	43,684	(866)
Balance as of March 31	$1,343,134	$2,726,360

NOTE 7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Numerator:
Net income for basic earnings per share	$283,641	$118,190
Subtractions:
Gain on fair value of derivatives	—	866
Net income for diluted earnings per share	$283,641	$117,324

Denominator:
Weighted-average basic shares outstanding	12,629,572	12,471,928
Assumed conversion of dilutive securities
Stock options	442,324	32,904
Warrants	1,133,202	1,024,365
Potentially dilutive common shares	1,575,526	1,057,269

Denominator for diluted earnings per share – Adjusted weighted average shares	14,205,098	13,529,197

Earnings (loss) per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Common stock warrants and options outstanding totaling 343,750 and 3,049,898 shares, respectively, are not included in diluted earnings per common share for the three months ended March 31, 2010 and 2009, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 8.	Income Tax Matters

Our effective tax rates were 48.8% and 50.6% during the three months ended March 31, 2010 and 2009, respectively, which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  For the three months ended March 31, 2010, we recorded income tax expense of $270,300 and for the three months ended March 31, 2009, we recorded income tax expense of $121,000.

Page - 9 -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “plan,” “potential” or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company's control) including, without limitation, the Company's ability to increase revenue and to continue to obtain new contracts; the incurrence of start-up costs associated with new contracts; contract renewals and extensions; inflation exceeding the Company’s projection of the inflation rate of cost of services under multi-year contracts; the ability to obtain bonds; decreases in occupancy levels or disturbances at detention centers; malpractice litigation; the ability to utilize third party administrators for out-of-facility care; compliance with laws and government regulations, including those relating to healthcare; investigation and auditing of our contracts by government agencies; competition; termination of contracts due to lack of government appropriations; material adverse changes in economic and industry conditions in the healthcare market; negative publicity regarding the provision of correctional healthcare services; dependence on key personnel and the ability to hire skilled personnel; influence of certain stockholders; increases in healthcare costs; insurance; completion and integration of future acquisitions; public company obligations; limited liability of directors and officers; the Company’s ability to meet the NYSE Amex continued listing standards; and stock price volatility. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010. Investors and security holders are urged to read this document free of charge on the SEC's web site at www.sec.gov.

General

We provide healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, correctional institutions are required to provide healthcare services for their inmates. We are a specialist in the provision of these services, having provided correctional healthcare services since 1984.  We began providing correctional healthcare services in the State of Maryland, and currently serve county and municipal correctional facilities in thirty-eight counties in seven states:  Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington. Our services have expanded to include mental health, pharmacy and out-of-facility healthcare services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related medical expense accruals and amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 25, 2010. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2009.

Page - 10 -

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The update provides amendments to FASB Accounting Standards Codification 820-10, Fair Value, which requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements became effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011.  The update requires new disclosures and will have no impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
The following discussion of financial results below is derived from unaudited financial statements for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$14,751,971	100.0%	$12,419,241	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,215,300	55.7%	6,987,854	56.3%
Medical expenses	3,139,742	21.3%	2,381,933	19.2%
Other operating expenses	494,713	3.4%	384,205	3.1%
Total healthcare expenses	11,849,755	80.3%	9,753,992	78.5%

Gross profit	2,902,216	19.7%	2,665,249	21.5%

OPERATING EXPENSES:
Selling and administrative expenses	2,003,131	13.6%	1,815,527	14.6%
Depreciation and amortization	319,529	2.2%	634,821	5.1%
Total operating expenses	2,322,660	15.7%	2,450,348	19.7%

Operating income	579,556	3.9%	214,901	1.7%

OTHER INCOME (EXPENSE)
Interest income	18,069	0.1%	28,628	0.2%
Interest expense	—	0.0%	(5,205)	0.0%
Gain (loss) on fair value of derivatives	(43,684)	(0.3)%	866	0.0%
Total other income (expense)	(25,615)	(0.2)%	24,289	0.2%

Income before income taxes	553,941	3.8%	239,190	1.9%

Income tax expense	270,300	1.8%	121,000	1.0%

Net income	$283,641	1.9%	$118,190	1.0%

Summary
Net revenue from medical services provided primarily to correctional institutions for the three months ended March 31, 2010 and 2009, was $14,751,971 and $12,419,241, respectively, which represents an increase of $2,332,730 or 18.8%. Net income was $283,641 or 1.9% of revenue compared to a net income of $118,190 or 1.0% of revenue for the three months ended March 31, 2010 and 2009, respectively, which represented increased income of $165,451.

Page - 11 -

Revenue
The addition of service contracts signed with new jurisdictions since January 1, 2009 accounted for $1,527,844 or 65.5% of the increase in revenue for the three months ended March 31, 2010 compared to the same period for the prior year.  These jurisdictions are as follows: Clark County, WA; Coos County, OR; Creek County, OK; Garrett County, MD; Kittitas County, WA; Pima County (Juvenile), AZ; Washington County, MD; and Western Virginia Regional Jail, VA.  Revenue improvement totaling $464,601, or 19.9% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2009. Price increases related to existing service requirements totaled $293,739 or 12.6% of the revenue increase. The remainder of revenue improvement, $46,546 or 2.0% of the increase, was the result of increases in other volume related activities, primarily associated with an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits billed back to counties.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $8,215,300 or 55.7% of revenue for the three months ended March 31, 2010, compared to $6,987,854 or 56.3% of revenue for the three months ended March 31, 2009. The increase in spending for salaries and employee benefits of $1,227,446 or 17.6% is due primarily to the addition of new healthcare employees resulting from new business. Approximately 76.0% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase. The decrease in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. In addition to providing staffing services, the new service contracts primarily include responsibility for medical services both in and out of the facility as well as pharmacy services, resulting in a lower ratio of salaries and employee benefits to revenue.

Medical expenses
Medical expenses for the three months ended March 31, 2010 and 2009 were $3,139,742 or 21.3% of revenue and $2,381,933 or 19.2% of revenue, respectively, which represented an increase of $757,809 or 31.8%. The increase in spending for medical expenses in absolute dollars reflects increases primarily from new contracts for medical services both in and out of the facility plus increased expenditures for pharmacy services. The increase in spending as a percentage of revenue results, in part, from the new service contracts added since January 1, 2009 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts.  In addition, out of facility hospital expenses were higher than the prior year, reflecting a return to normal spending levels, due to lower than normal hospitalization days in the first three months of 2009.

Other operating expenses
Other operating expenses were $494,713, or 3.4% of revenue, for the three months ended March 31, 2010, compared to $384,205, or 3.1% of revenue, for the three months ended March 31, 2009. The increase of $110,508 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for consulting, professional liability insurance, office supplies and travel expenses partially offset by a reduction in employment advertising.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the three months ended March 31, 2010 and 2009 were $2,003,131 or 13.6% of revenue and $1,815,527 or 14.6% of revenue, respectively. The increased expenditure of $187,604 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added in 2009 and 2010.  The reduction in spending as a percentage of revenue resulted from improved economies of scale.  Stock based compensation for the three months ended March 31, 2010 and 2009 was $159,431 and $159,269, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from Emergency Medicine Documentation Consultants, P.C. (“EMDC”) in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $153,000, or 1.0% of revenue, for the three months ended March 31, 2010, compared to $494,000, or 4.0% of revenue, for the three months ended March 31, 2009. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $97,111, or 0.7% of revenue, for the three months ended March 31, 2010, compared to $97,000, or 0.8% of revenue, for the three months ended March 31, 2009. Depreciation expense increased to $69,418 for the three months ended March 31, 2010 compared to $43,821 for the prior year period due primarily to capital expenditures associated with vehicle purchases as well as purchases of medical equipment and computers at various facilities.

Page - 12 -

Interest income
Interest income was $18,069 for the three months ended March 31, 2010 compared to $28,628 for the same period in 2009. Average cash balances in the first quarter of 2010 were higher compared to the first quarter of 2009, however the lower interest income reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the first quarter decreased to $0 in 2010 compared to $5,205 in the same period in 2009.

Gain (loss) on fair value of derivatives
As a result of adopting derivative accounting for warrants effective January 1, 2009, 1,705,000 of our issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the three months ended March 31, 2010 and 2009, we recognized a $43,684 unrealized loss and an $866 unrealized gain, respectively.  The increased expense of $44,550 was the result of the increase in the estimated fair value of the warrants primarily due to the $0.13 increase in our common stock from December 31, 2009 to March 31, 2010 compared to no change in our common stock price from January 1, 2009 to March 31, 2009.

During the three months ended March 31, 2010, no warrants were exercised.  As of March 31, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 718,097 shares of common stock.  During the three months ended March 31, 2009, warrants to purchase 20,000 shares of common stock were exercised generating $6,000 of net proceeds and having an aggregate fair value of $38,924 on the exercise dates.  As of March 31, 2009, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,685,000 shares of common stock.

The following table summarizes the change in fair value for the three months ended March 31:

	2010	2009
Fair value of warrants outstanding as of January 1	$1,299,450	$2,766,150
Realized loss on warrants	—	—
Unrealized (gain) loss on warrants	43,684	(866)
Fair value of warrants transferred to equity upon amendment	—	—
Fair value of warrants exercised	—	(38,924)
Fair value of warrants outstanding as of March 31	$1,343,134	$2,726,360

See Note 5, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended March 31, 2010.

Income tax expense
Our effective tax rates were 48.8% and 50.6% during the three months ended March 31, 2010 and 2009, respectively, which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  For the three months ended March 31, 2010, we recorded income tax expense of $270,300 compared to $121,000 for the three months ended March 31, 2009.  The increase in income tax expense is primarily attributable to the increase in income before income taxes.

Page - 13 -

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the three months ended March 31, 2010 compared to the three months ended March 31, 2009
Cash as of March 31, 2010 and March 31, 2009 was $11,691,498 and $8,285,126, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities
Cash flow from operations for the three months ended March 31, 2010 totaled $847,863, reflecting a net income of $283,641 plus $517,644 in adjustments for non-cash expenses such as amortization of $250,111, stock-based compensation of $159,431 and other non-cash expenses of $108,102.  Changes in working capital components generated an additional $46,578, reflective of increases in accounts payable of $216,127 and accrued expenses of $604,425, as well as a decrease in prepaid expenses of $247,868 partially offset by an increase in accounts receivable of $593,799 and decreases in income taxes payable of $340,217 and other working capital components of $87,826.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to quarter end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering one additional day as compared to the three months ended December 31, 2009 partially offset by a reduction in accrued medical expenses and a reduction in other corporate expense accruals.  The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our primary annual professional liability insurance policy in October 2009 and we expense the prepaid amounts ratably from the annual policy period of October through September.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2010 as well as an increase in receivables for medical expenditures in excess of stop/loss limits.

Cash flow from operations for the three months ended March 31, 2009 totaled $950,814, reflecting a net income of $118,190 plus $793,224 in adjustments for non-cash expenses such as amortization of $591,000 and stock-based compensation of $159,269.  Changes in working capital components generated an additional $39,400, reflective of increases in accrued expenses of $338,422 and accounts payable of $272,945, as well as a decrease in prepaid expenses of $152,578 partially offset by an increase in accounts receivable of $550,009 and a decrease in income taxes payable of $253,097.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering six additional days as compared to the three months ended December 31, 2008 partially offset by a reduction in accrued medical expenses and a reduction in other corporate expense accruals.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to quarter end.  The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  The increase in accounts receivable resulted primarily from Pima County’s payment being received after March 31, 2009.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.

Cash Flows from Investing Activities
Cash flow from investing activities for the three months ended March 31, 2010 used $212,508.  Purchases of property and equipment used $65,240 primarily for purchases of vehicles, computers and medical equipment.  The purchase of all of the assets of a small mobile imaging company used $147,268.

Cash flow from investing activities for the three months ended March 31, 2009 used $25,813, primarily for purchases of computers and medical equipment.

Cash Flows from Financing Activities
Cash flow from financing activities for the three months ended March 31, 2010 used cash of $0.

Cash flow from financing activities for the three months ended March 31, 2009 used cash of $112,015.  Payments on the line of credit were $100,000 and payment on loans were $18,015 which was partially offset by proceeds from warrant exercises of $6,000.

Loans
As of March 31, 2010, we had no outstanding loans.

Page - 14 -

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of March 31, 2010, we have three performance bonds totaling $8,042,424 and two payment bonds for $2,855,537, totaling $10,897,961. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2010:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment Leases	$109,862	$47,207	$58,804	$3,851	$—
Automobile Leases	31,977	27,158	4,819	—	—
Office Space Leased	426,469	158,327	268,142	—	—
Total Contractual Cash Obligations	$568,308	$232,692	$331,765	$3,851	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of March 31, 2010, we have entered into 60 agreements with county governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $187 million as of March 31, 2010, with a weighted-average term of 4.1 years, of which approximately $65 million relates to the initial contract period and approximately $122 million relates to the option renewal periods.

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

Page - 15 -

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes in the legal proceedings pending against us.

ITEM 1A.	RISK FACTORS

The information in this Item is not required to be provided by Smaller Reporting Companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

Page - 16 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

May 13, 2010
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

May 13, 2010
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 17 -