Form 10-Q
period 2010-06-30
Conmed Healthcare Management, Inc.
filed 2010-08-16
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 16, 2010
Common Stock, $0.0001 par value per share	12,632,593

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,068,889	$11,056,143
Accounts receivable	2,490,069	2,278,074
Prepaid expenses	517,936	865,261
Deferred taxes	111,000	102,000
Total current assets	15,187,894	14,301,478

PROPERTY AND EQUIPMENT, NET	626,950	605,578

DEFERRED TAXES	1,377,000	1,381,000

OTHER ASSETS
Service contracts acquired, net	709,000	984,000
Non-compete agreements, net	355,228	436,667
Goodwill	6,263,705	6,263,705
Deposits	11,549	11,549
Total other assets	7,339,482	7,695,921
	$24,531,326	$23,983,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,709,100	$1,489,498
Accrued expenses	3,535,433	4,146,940
Taxes payable	313,103	550,000
Deferred revenue	215,476	1,018,645
Total current liabilities	6,773,112	7,205,083

DERIVATIVE FINANCIAL INSTRUMENTS	1,346,829	1,299,450

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,630,822 and 12,629,572 shares as of June 30, 2010 and December 31, 2009, respectively	1,263	1,263
Additional paid-in capital	38,136,149	37,829,900
Accumulated deficit	(21,726,027)	(22,351,719)
Total shareholders' equity	16,411,385	15,479,444
	$24,531,326	$23,983,977
See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009

Service contract revenue	$29,490,123	$25,131,993	$14,738,152	$12,712,751

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	16,705,809	14,238,095	8,490,509	7,250,241
Medical expenses	6,011,743	4,763,396	2,872,001	2,381,463
Other operating expenses	941,528	863,830	446,815	479,625
Total healthcare expenses	23,659,080	19,865,321	11,809,325	10,111,329

Gross profit	5,831,043	5,266,672	2,928,827	2,601,422

Selling and administrative expenses	3,990,333	3,759,723	1,987,202	1,944,196
Depreciation and amortization	599,699	1,240,559	280,170	605,738
Total operating expenses	4,590,032	5,000,282	2,267,372	2,549,934

Operating income	1,241,011	266,390	661,455	51,488

OTHER INCOME (EXPENSE)
Interest income	45,360	44,580	27,291	15,952
Interest (expense)	—	(7,173)	—	(1,967)
(Loss) on fair value of derivatives	(47,379)	(2,444,273)	(3,695)	(2,445,139)
Total other income (expense)	(2,019)	(2,406,866)	23,596	(2,431,154)

Income (loss) before income taxes	1,238,992	(2,140,476)	685,051	(2,379,666)
Income tax expense	613,300	153,000	343,000	32,000
Net income (loss)	$625,692	$(2,293,476)	$342,051	$(2,411,666)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.18)	$0.03	$(0.19)
Diluted	$0.04	$(0.18)	$0.02	$(0.19)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,630,115	12,516,285	12,630,657	12,560,155
Diluted	14,242,733	12,516,285	14,280,367	12,560,155
See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$625,692	$(2,293,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	140,920	90,559
Amortization	458,779	1,150,000
Stock-based compensation	303,937	324,269
Loss on fair value of derivatives	47,379	2,444,273
Deferred income taxes	(5,000)	—
Changes in working capital components
(Increase) decrease in accounts receivable	(211,995)	518,196
(Increase) decrease in prepaid expenses	347,325	(82,225)
Increase in accounts payable	1,219,602	560,167
(Decrease) in accrued expenses	(611,507)	(212,988)
(Decrease) in income taxes payable	(236,897)	(360,140)
(Decrease) in deferred revenue	(803,169)	(346,228)
Net cash provided by operating activities	1,275,066	1,792,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(117,364)	(210,117)
Stock Purchase of CMHS, LLC	—	(9,161)
Asset purchase	(147,268)	—
Net cash (used in) investing activities	(264,632)	(219,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	—	(100,000)
Payments on loans	—	(36,186)
Proceeds from exercise of stock options	2,312	12,000
Net cash provided by (used in) financing activities	2,312	(124,186)

Net increase in cash and cash equivalents	1,012,746	1,448,943

CASH AND CASH EQUIVALENTS
Beginning	11,056,143	7,472,140
Ending	$12,068,889	$8,921,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$—	$7,173
Income taxes paid	855,197	513,140

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2009	$—	$1,263	$37,829,900	$(22,351,719)	$15,479,444
Net Income	—	—	—	625,692	625,692
Stock option expense	—	—	303,937	—	303,937
Exercise of stock options	—	—	2,312	—	2,312
Balance at June 30, 2010	$—	$1,263	$38,136,149	$(21,726,027)	$16,411,385
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

Our interim results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for a full year.

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

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). On May 25, 2010, the 2007 Plan was amended to increase the total number of shares available from 2,350,000 to 3,100,000.  The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock units. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense net of reversals for forfeited options totaling $303,937 and $324,269, respectively, and during the three months ended June 30, 2010 and 2009, we recorded stock-based compensation expense net of reversals for forfeited options totaling $144,506 and $165,000, respectively.

During the six months ended June 30, 2010, options were granted to purchase 116,000 shares of common stock at an average exercise price of $3.18 per share and an average grant date fair value of $2.14 per share.  Additionally, during the six months ended June 30, 2010, options to purchase 26,479 shares of common stock were forfeited, options to purchase 1,250 shares of common stock were cancelled, options to purchase 1,250 shares of common stock were exercised at an average exercise price of $1.85 per share and, as of June 30, 2010, 992,562 shares remain available for grant.

Page - 5 -

As of June 30, 2010, stock-based compensation expense not yet recognized in income totaled $760,681, which is expected to be recognized over a weighted-average remaining period of 1.13 years.

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

Summary
The following table summarizes the warrant activity for the six months ended June 30, 2010:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$1.85	$1.32
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	80,000	1,912,667
Warrants exercised	—	—	—	—	—	—
Warrants outstanding as of June 30, 2010	223,000	813,000	496,667	300,000	80,000	1,912,667

The following table summarizes the warrant activity for the six months ended June 30, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$1.85	$1.25
Warrants outstanding as of December 31, 2008	225,000	980,000	500,000	300,000	80,000	2,085,000
Warrants exercised	—	157,000	—	—	—	157,000
Warrants outstanding as of June 30, 2009	225,000	823,000	500,000	300,000	80,000	1,928,000

Page - 6 -

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for warrants, effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	June 30, 2010	December 31, 2009
Expected life (years)	1.5	1.5
Expected volatility	64.32%	79.59%
Risk-free interest rate	1.2%	1.4%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	June 30, 2010	December 31, 2009
Expected life (years)	1.5	1.5
Expected volatility	64.32%	79.59%
Risk-free interest rate	1.2%	1.4%
Expected dividend yield	0.0%	0.0%

The following tables summarize the warrant activity subject to fair value accounting for the six months ended June 30, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2009	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2010	221,430	496,667	718,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2009	$615,280	$684,170	$1,299,450
Realized loss on warrants	—	—	—
Unrealized (gain) loss on warrants	50,250	(2,871)	47,379
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of June 30, 2010	$665,530	$681,299	$1,346,829

Page - 7 -

The following tables summarize the warrant activity subject to fair value accounting for the three months ended June 30, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of March 31, 2010	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2010	221,430	496,667	718,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of March 31, 2010	$643,787	$699,347	$1,343,134
Realized loss on warrants	—	—	—
Unrealized (gain) loss on warrants	21,743	(18,048)	3,695
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of June 30, 2010	$665,530	$681,299	$1,346,829

As of June 30, 2010, we had outstanding warrants to purchase an aggregate of 1,912,667 shares of common stock, of which warrants to purchase 718,097 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $1.82, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of June 30, 2010 and December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of June 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$1,346,829	$—	$—	$1,346,829

	As of December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Derivative financial instruments	$1,299,450	$—	$—	$1,299,450

Page - 8 -

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the six months ended June 30, 2010 and 2009, we recognized a $47,379 and a $2,352,625 unrealized loss, respectively, related to the change in fair value of the financial instruments which is included in Other Income (Expense) on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six months ended June 30:

	2010	2009
Balance as of January 1	$1,299,450	$2,766,150
Transfers into level 3	—	—
Transfers out of level 3	—	—
Sales of equity-linked financial instruments	—	(393,321)
Realized loss related to the change in fair value	—	91,648
Unrealized loss related to the change in fair value	47,379	2,352,625
Balance as of June 30	$1,346,829	$4,817,102

NOTE 7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$625,692	$(2,293,476)	$342,051	$(2,411,666)

Denominator:
Weighted-average basic shares outstanding	12,630,115	12,516,285	12,630,657	12,560,155
Assumed conversion of dilutive securities
Stock options	472,405	—	502,486	—
Warrants	1,140,213	—	1,147,224	—
Potentially dilutive common shares	1,612,618	—	1,649,710	—

Denominator for diluted earnings per share – Adjusted weighted average shares	14,242,733	12,516,285	14,280,367	12,560,155

Earnings (loss) per common share:
Basic	$0.05	$(0.18)	$0.03	$(0.19)
Diluted	$0.04	$(0.18)	$0.02	$(0.19)

Common stock warrants and options outstanding totaling 224,000 and 3,974,167 shares, respectively, are not included in diluted earnings per common share for the six months ended June 30, 2010 and 2009, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 8.	Income Tax Matters

Our effective tax rate was 49.5% during the six months ended June 30, 2010, which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $613,300 and $153,000 for the six months ended June 30, 2010 and 2009, respectively.  We recorded income tax expense of $343,000 and $32,000 for the three months ended June 30, 2010 and 2009, respectively.

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

Results of Operations

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
The following discussion of financial results is derived from unaudited financial statements for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$14,738,152	100.0%	$12,712,751	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,490,509	57.6%	7,250,241	57.0%
Medical expenses	2,872,001	19.5%	2,381,463	18.7%
Other operating expenses	446,815	3.0%	479,625	3.8%
Total healthcare expenses	11,809,325	80.1%	10,111,329	79.5%

Gross profit	2,928,827	19.9%	2,601,422	20.5%

OPERATING EXPENSES:
Selling and administrative expenses	1,987,202	13.5%	1,944,196	15.3%
Depreciation and amortization	280,170	1.9%	605,738	4.8%
Total operating expenses	2,267,372	15.4%	2,549,934	20.1%

Operating income	661,455	4.5%	51,488	0.4%

OTHER INCOME (EXPENSE)
Interest income	27,291	0.2%	15,952	0.1%
Interest expense	—	0.0%	(1,967)	0.0%
(Loss) on fair value of derivatives	(3,695)	(0.0)%	(2,445,139)	(19.2)%
Total other income (expense)	23,596	0.2%	(2,431,154)	(19.1)%

Income (loss) before income taxes	685,051	4.6%	(2,379,666)	(18.7)%

Income tax expense	343,000	2.3%	32,000	0.3%

Net income (loss)	$342,051	2.3%	$(2,411,666)	(19.0)%

Page - 11 -

Summary
Net revenue from medical services provided primarily to correctional institutions for the three months ended June 30, 2010 and 2009, was $14,738,152 and $12,712,751, respectively, which represents an increase of $2,025,401 or 15.9%. Net income was $342,051 or 2.3% of revenue compared to a net loss of $2,411,666 or (19.0)% of revenue for the three months ended June 30, 2010 and 2009, respectively, which represented an increase in net income of $2,753,717.

Revenue
The addition of service contracts signed with new jurisdictions since April 1, 2009 accounted for $1,597,509 or 78.9% of the increase in revenue for the three months ended June 30, 2010 compared to the same period for the prior year. These jurisdictions are as follows: Clark County, WA; Coos County, OR; Creek County, OK; Garrett County, MD; Kittitas County, WA; Pima County (Juvenile), AZ; and Washington County, MD. Revenue improvement totaling $328,369, or 16.2% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to April 1, 2009. Price increases related to existing service requirements totaled $277,937 or 13.7% of the revenue increase. The increase in revenue was partially offset by $(178,414), or (8.8)% of revenue, which was the result of decreases in other volume related activities, primarily associated with lower inmate populations at certain facilities partially offset by an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits which are billed back to the client.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $8,490,509 or 57.6% of revenue for the three months ended June 30, 2010, compared to $7,250,241 or 57.0% of revenue for the three months ended June 30, 2009. The increase in spending for salaries and employee benefits of $1,240,268 or 17.1% is due primarily to the addition of new healthcare employees resulting from new business. Approximately 81.2% of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase. The increase in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. Several of our new medical service contracts have a higher proportion of staffing services compared to our previously existing contracts and as a result these new contracts increased the mix of salaries and employee benefits as a percentage of total revenue.

Medical expenses
Medical expenses for the three months ended June 30, 2010 and 2009 were $2,872,001, or 19.5% of revenue, and $2,381,463, or 18.7% of revenue, respectively, which represented an increase of $490,538 or 20.6%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to new contracts for medical services. The increase in spending as a percentage of revenue results, in part, from increases in pharmacy expenses and out of facility hospital expenses which were higher than the prior year due to an increase in inmate hospitalization days in the second quarter of 2010 compared to the second quarter of 2009.

Other operating expenses
Other operating expenses were $446,815, or 3.0% of revenue, for the three months ended June 30, 2010, compared to $479,625, or 3.8% of revenue, for the three months ended June 30, 2009. The decrease of $32,810 in spending is primarily related to a decrease in spending for employment advertising, recruiting expense, and legal fees, which was partially offset by an increase in professional liability insurance expense as a result of the new service contracts.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the three months ended June 30, 2010 and 2009 were $1,987,202, or 13.5% of revenue, and $1,944,196, or 15.3% of revenue, respectively. The increased expenditure of $43,006 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added since April 1, 2009, as well as increases in consulting fees, recruiting expense and travel expenses, which were partially offset by decreases in accounting fees, legal fees, rent expense and stock-based compensation.  The reduction in spending as a percentage of revenue resulted from improved economies of scale as selling and administrative expenses continue to grow at a slower pace than revenue.  Stock-based compensation for the three months ended June 30, 2010 and 2009 was $144,506 and $165,000, respectively.

Page - 12 -

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from Emergency Medicine Documentation Consultants, P.C. (“EMDC”) in February 2008 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $139,000, or 0.9% of revenue, for the three months ended June 30, 2010, compared to $463,000, or 3.6% of revenue, for the three months ended June 30, 2009. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $69,668, or 0.5% of revenue, for the three months ended June 30, 2010, compared to $96,000, or 0.8% of revenue, for the three months ended June 30, 2009. Depreciation expense increased to $71,502 for the three months ended June 30, 2010 compared to $46,738 for the prior year period due primarily to capital expenditures associated with purchases of vehicles, medical equipment and computers at various facilities.

Interest income
Interest income was $27,291 for the three months ended June 30, 2010 compared to $15,952 for the same period in 2009. Higher average cash balances and increased short-term interest rates during the three months ended June 30, 2010 account for the increased interest income compared to the same period in 2009.

Interest expense
Interest expense for the three months ended June 30, 2010 decreased to $0 compared to $1,967 in the same period in 2009.

(Loss) on fair value of derivatives
As a result of adopting derivative accounting for warrants effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the three months ended June 30, 2010 and 2009, we recognized a $3,695 and a $2,353,993 unrealized loss, respectively.  The decreased expense of $2,350,298 was primarily the result of our stock price increasing $0.10 during the three months ended June 30, 2010 compared to a $1.65 increase in stock price during the three months ended June 30, 2009.  Additionally, there were 829,903 fewer warrants subject to fair value accounting during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to the amendment of certain warrant agreements to remove the provisions that resulted in liability treatment subsequent to June 30, 2009.

During the three months ended June 30, 2010, no warrants were exercised.  As of June 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 718,097 shares of common stock.  During the three months ended June 30, 2009, warrants to purchase 20,000 shares of common stock were exercised generating $6,000 of net proceeds and warrants to purchase 117,000 shares of common stock were exercised by cashless exercise and as a result, a total of 123,890 shares of common stock were issued.  As of June 30, 2009, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,548,000 shares of common stock.

The following table summarizes the change in fair value for the three months ended June 30:

	2010	2009
Fair value of warrants outstanding as of March 31	$1,343,134	$2,726,360
Realized loss on warrants	—	91,146
Unrealized loss on warrants	3,695	2,353,993
Fair value of warrants exercised	—	(354,397)
Fair value of warrants outstanding as of June 30	$1,346,829	$4,817,102

See Note 5, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended June 30, 2010.

Income tax expense
Our effective tax rate was 50.1% during the three months ended June 30, 2010 which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $343,000 and $32,000 for the three months ended June 30, 2010 and 2009, respectively.

Page - 13 -

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
The following discussion of financial results is derived from unaudited financial statements for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$29,490,123	100.0%	$25,131,993	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	16,705,809	56.6%	14,238,095	56.7%
Medical expenses	6,011,743	20.4%	4,763,396	19.0%
Other operating expenses	941,528	3.2%	863,830	3.4%
Total healthcare expenses	23,659,080	80.2%	19,865,321	79.0%

Gross profit	5,831,043	19.8%	5,266,672	21.0%

OPERATING EXPENSES:
Selling and administrative expenses	3,990,333	13.5%	3,759,723	15.0%
Depreciation and amortization	599,699	2.0%	1,240,559	4.9%
Total operating expenses	4,590,032	15.6%	5,000,282	19.9%

Operating income	1,241,011	4.2%	266,390	1.1%

OTHER INCOME (EXPENSE)
Interest income	45,360	0.2%	44,580	0.2%
Interest expense	—	0.0%	(7,173)	(0.0)%
(Loss) on fair value of derivatives	(47,379)	(0.2)%	(2,444,273)	(9.7)%
Total other income (expense)	(2,019)	(0.0)%	(2,406,866)	(9.6)%

Income (loss) before income taxes	1,238,992	4.2%	(2,140,476)	(8.5)%

Income tax expense	613,300	2.1%	153,000	0.6%

Net income (loss)	$625,692	2.1%	$(2,293,476)	(9.1)%

Summary
Net revenue from medical services provided primarily to correctional institutions for the six months ended June 30, 2010 and 2009, was $29,490,123 and $25,131,993, respectively, which represents an increase of $4,358,130 or 17.3%. Net income was $625,692 or 2.1% of revenue compared to a net loss of $2,293,476 or (9.1)% of revenue for the six months ended June 30, 2010 and 2009, respectively, which represented an increase in net income of $2,919,168.

Page - 14 -

Revenue
The addition of service contracts signed with new jurisdictions since January 1, 2009 accounted for $3,125,353, or 71.7% of the increase in revenue, for the six months ended June 30, 2010 compared to the same period for the prior year. These jurisdictions are as follows: Clark County, WA; Coos County, OR; Creek County, OK; Garrett County, MD; Kittitas County, WA; Pima County (Juvenile), AZ; Washington County, MD; and Western Virginia Regional Jail, VA. Revenue improvement totaling $757,328, or 17.4% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to January 1, 2009. Price increases related to existing service requirements totaled $623,804, or 14.3% of the revenue increase. The increase in revenue was partially offset by $(148,355), or (3.4)% of revenue, which was the result of decreases in other volume related activities, primarily associated with lower inmate populations at certain facilities partially offset by an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $16,705,809, or 56.6% of revenue, for the six months ended June 30, 2010, compared to $14,238,095, or 56.7% of revenue, for the six months ended June 30, 2009. The increase in spending for salaries and employee benefits of $2,467,714, or 17.3%, is due primarily to the addition of new healthcare employees resulting from new business. Approximately 78.5% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the six months ended June 30, 2010 and 2009 were $6,011,743, or 20.4% of revenue, and $4,763,396, or 19.0% of revenue, respectively, which represented an increase of $1,248,347, or 26.2%. The increase in spending for medical expenses in absolute dollars primarily reflects increased medical and pharmacy services related to new contracts. The increase in spending as a percentage of revenue results, in part, from increases in pharmacy expenses and out of facility hospital expenses which were higher than the prior year as a result of an increase in hospitalization days in the first six months of 2010.

Other operating expenses
Other operating expenses were $941,528, or 3.2% of revenue, for the six months ended June 30, 2010, compared to $863,830, or 3.4% of revenue, for the six months ended June 30, 2009. The increase of $77,698 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for consulting fees, professional liability insurance, office supplies and travel expenses partially offset by a reduction in employment advertising.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the six months ended June 30, 2010 and 2009 were $3,990,333, or 13.5% of revenue, and $3,759,723, or 15.0% of revenue, respectively. The increased expenditure of $230,610 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added since January 1, 2009, as well as increases in consulting fees, recruiting expense and travel expenses, which were partially offset by decreases in accounting fees, legal fees, rent expense and stock-based compensation. The reduction in spending as a percentage of revenue reflects improved economies of scale as selling and administrative expenses continue to grow at a slower pace than revenue. Stock-based compensation for the six months ended June 30, 2010 and 2009 was $303,937 and $324,269, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $292,000, or 1.0% of revenue, for the six months ended June 30, 2010, compared to $957,000, or 3.8% of revenue, for the six months ended June 30, 2009. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $166,779, or 0.6% of revenue, for the six months ended June 30, 2010, compared to $193,000, or 0.8% of revenue, for the six months ended June 30, 2009. Depreciation expense increased to $140,920 for the six months ended June 30, 2010 compared to $90,559 for the prior year period due primarily to capital expenditures associated with vehicle purchases as well as purchases of medical equipment and computers at various facilities.

Page - 15 -

Interest income
Interest income was $45,360 for the six months ended June 30, 2010 compared to $44,580 for the same period in 2009. Average cash balances were higher during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, however the marginally higher interest income in 2010 reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the six months ended June 30, 2010 decreased to $0 compared to $7,173 in the same period in 2009.

(Loss) on fair value of derivatives
As a result of adopting derivative accounting for warrants effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the six months ended June 30, 2010 and 2009, we recognized a $47,379 and a $2,352,625 unrealized loss, respectively.  The decreased expense of $2,305,246 was primarily the result of our stock price increasing $0.23 during the six months ended June 30, 2010 compared to a $1.65 stock price increase during the six months ended June 30, 2009.  Additionally, there were 829,903 fewer warrants subject to fair value accounting during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to the amendment of certain warrant agreements to remove the provisions that resulted in liability treatment subsequent to June 30, 2009.

During the six months ended June 30, 2010, no warrants were exercised.  As of June 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 718,097 shares of common stock.  During the six months ended June 30, 2009, warrants to purchase 40,000 shares of common stock were exercised generating $12,000 of net proceeds and warrants to purchase 117,000 shares of common stock were exercised by cashless exercise and as a result, a total of 143,890 shares of common stock were issued.  As of June 30, 2009, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,548,000 shares of common stock.

The following table summarizes the change in fair value for the six months ended June 30:

	2010	2009
Fair value of warrants outstanding as of January 1	$1,299,450	$2,766,150
Realized loss on warrants	—	91,648
Unrealized loss on warrants	47,379	2,352,625
Fair value of warrants exercised	—	(393,321)
Fair value of warrants outstanding as of June 30	$1,346,829	$4,817,102

See Note 5, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the six months ended June 30, 2010.

Income tax expense
Our effective tax rate was 49.5% during the six months ended June 30, 2010 which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $613,300 and $153,000 for the six months ended June 30, 2010 and 2009, respectively.

Page - 16 -

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the six months ended June 30, 2010 compared to the six months ended June 30, 2009
Cash as of June 30, 2010 and June 30, 2009 was $12,068,889 and $8,921,083, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities
Cash flow from operations for the six months ended June 30, 2010 totaled $1,275,066, reflecting a net income of $625,692 plus $946,015 in adjustments for non-cash expenses such as amortization of $458,779, stock-based compensation of $303,937 and other non-cash expenses of $183,299.  Changes in working capital components used $296,641, reflective of an increase in accounts receivable of $211,995 and decreases in accrued expenses of $611,057, deferred revenue of $803,169 and income taxes payable of $236,897 partially offset by an increase in accounts payable of $1,219,602 and a decrease in prepaid expenses of $347,325.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2010.  The decrease in accrued expenses resulted primarily from the receipt of medical expense invoices that are now recorded in accounts payable, a decrease in accrued wages covering one less day as compared to the six months ended December 31, 2009 and a reduction in corporate accrued expenses.  Deferred revenue decreased primarily as a result of a reduction in advance customer payments due to their fiscal year ending June 30, 2010 which prohibits them from making advance payments for services pertaining to the next fiscal year.  The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  The increase in accounts payable was primarily from the receipt of medical expense invoices previously recorded in accrued expenses as well as the timing of vendor payments in relation to quarter end.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our primary annual professional liability insurance policy in October 2009 and we expense the prepaid amounts ratably from the annual policy period of October through September.

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

Cash Flows from Investing Activities
Cash flow from investing activities for the six months ended June 30, 2010 used $264,632.  Purchases of property and equipment used $117,364 primarily for purchases of vehicles, computers and medical equipment.  The purchase of all of the assets of a small mobile imaging company used $147,268.

Cash flow from investing activities for the six months ended June 30, 2009 used $219,278, primarily for purchases of vehicles, computers and medical equipment.

Cash Flows from Financing Activities
Cash flow from financing activities for the six months ended June 30, 2010 generated cash of $2,312 related to the proceeds from the exercise of stock options.

Cash flow from financing activities for the six months ended June 30, 2009 used cash of $124,186.  Payments on the line of credit were $100,000 and payments on loans were $36,186 which was partially offset by proceeds from warrant exercises of $12,000.

Loans
As of June 30, 2010, we had no outstanding loans.

Page - 17 -

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of June 30, 2010, we have three performance bonds totaling $8,112,680 and two payment bonds for $2,855,537, totaling $10,968,217. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2010:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment Leases	$132,379	$53,881	$67,112	$11,386	$—
Automobile Leases	25,187	22,792	2,395	—	—
Office Space Leased	382,886	150,719	232,167	—	—
Total Contractual Cash Obligations	$540,452	$227,392	$301,674	$11,386	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of June 30, 2010, we have entered into 61 agreements with county governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical and mental healthcare service contracts have potential future service contract revenue of $182 million as of June 30, 2010, with a weighted-average term of 3.8 years, of which approximately $58 million relates to the initial contract period and approximately $124 million relates to the option renewal periods.

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

August 16, 2010
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

August 16, 2010
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 20 -