Form 10-Q
period 2010-09-30
Conmed Healthcare Management, Inc.
filed 2010-11-12
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 11, 2010
Common Stock, $0.0001 par value per share	12,835,319

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,008,470	$11,056,143
Accounts receivable	2,960,259	2,278,074
Prepaid expenses	226,638	865,261
Deferred taxes	111,000	102,000
Total current assets	16,306,367	14,301,478
PROPERTY AND EQUIPMENT, NET	594,814	605,578
DEFERRED TAXES	1,377,000	1,381,000
OTHER ASSETS
Service contracts acquired, net	585,250	984,000
Non-compete agreements, net	286,560	436,667
Goodwill	6,263,705	6,263,705
Deposits	11,549	11,549
Total other assets	7,147,064	7,695,921
	$25,425,245	$23,983,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,231,517	$1,489,498
Accrued expenses	3,866,770	4,146,940
Taxes payable	434,383	550,000
Deferred revenue	827,637	1,018,645
Total current liabilities	7,360,307	7,205,083
DERIVATIVE FINANCIAL INSTRUMENTS	658,147	1,299,450
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding zero shares as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,632,593 and 12,629,572 shares as of September 30, 2010 and December 31, 2009, respectively	1,263	1,263
Additional paid-in capital	38,584,383	37,829,900
Accumulated deficit	(21,178,855)	(22,351,719)
Total shareholders' equity	17,406,791	15,479,444
	$25,425,245	$23,983,977
See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009

Service contract revenue	$44,881,099	$38,775,309	$15,390,976	$13,643,317

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	25,435,552	22,138,330	8,729,743	7,900,235
Medical expenses	9,301,119	7,248,420	3,289,376	2,485,024
Other operating expenses	1,540,391	1,388,780	598,863	524,950
Total healthcare expenses	36,277,062	30,775,530	12,617,982	10,910,209

Gross profit	8,604,037	7,999,779	2,772,994	2,733,108

Selling and administrative expenses	6,067,251	5,774,101	2,076,918	2,014,378
Depreciation and amortization	814,940	1,627,951	215,241	387,392
Total operating expenses	6,882,191	7,402,052	2,292,159	2,401,770

Operating income	1,721,846	597,727	480,835	331,338

OTHER INCOME (EXPENSE)
Interest income	72,385	61,127	27,025	16,547
Interest (expense)	—	(7,991)	—	(819)
Gain (loss) on fair value of derivatives	358,633	(1,688,623)	406,012	755,650
Total other income (expense)	431,018	(1,635,487)	433,037	771,378

Income (loss) before income taxes	2,152,864	(1,037,760)	913,872	1,102,716
Income tax expense	980,000	402,000	366,700	249,000
Net income (loss)	$1,172,864	$(1,439,760)	$547,172	$853,716

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.09	$(0.11)	$0.04	$0.07
Diluted	$0.06	$(0.11)	$0.01	$0.01

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,630,716	12,546,754	12,631,919	12,606,699
Diluted	14,246,996	12,546,754	14,255,523	14,183,486
See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,172,864	$(1,439,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	207,493	151,951
Amortization	607,447	1,476,000
Amortization of long-term customer agreement	43,750	—
Stock-based compensation	465,516	475,597
(Gain) loss on fair value of derivatives	(358,633)	1,688,623
Deferred income taxes	(5,000)	(377,000)
Changes in working capital components
(Increase) in accounts receivable	(682,185)	(462,016)
Decrease in prepaid expenses	638,623	114,820
(Increase) in deposits	—	(275)
Increase in accounts payable	742,019	120,886
Increase (decrease) in accrued expenses	(280,170)	766,590
Increase (decrease) in income taxes payable	(115,617)	220,860
Increase (decrease) in deferred revenue	(191,008)	374,888
Net cash provided by operating activities	2,245,099	3,111,164

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(151,801)	(273,178)
Stock Purchase of CMHS, LLC	—	(9,161)
Asset purchase	(147,268)	—
Net cash (used in) investing activities	(299,069)	(282,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	—	(100,000)
Payments on loans	—	(93,782)
Proceeds from exercise of stock options	6,297	12,000
Net cash provided by (used in) financing activities	6,297	(181,782)

Net increase in cash and cash equivalents	1,952,327	2,647,043

CASH AND CASH EQUIVALENTS
Beginning	11,056,143	7,472,140
Ending	$13,008,470	$10,119,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$—	$7,991
Income taxes paid	1,100,617	558,140

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2009	$—	$1,263	$37,829,900	$(22,351,719)	$15,479,444
Net Income	—	—	—	1,172,864	1,172,864
Stock option expense	—	—	465,516	—	465,516
Exercise of stock options	—	—	6,297	—	6,297
Amended warrants removing embedded feature of equity-linked financial instrument	—	—	282,670	—	282,670
Balance at September 30, 2010	$—	$1,263	$38,584,383	$(21,178,855)	$17,406,791
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

Our interim results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for a full year.

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

During the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense totaling $465,516 and $475,597, respectively, and during the three months ended September 30, 2010 and 2009, we recorded stock-based compensation expense totaling $161,579 and $151,328, respectively.

During the nine months ended September 30, 2010, options were granted to purchase 258,500 shares of common stock at an average exercise price of $3.21 per share and an average grant date fair value of $2.07 per share.  Additionally, during the nine months ended September 30, 2010, options to purchase 28,083 shares of common stock were forfeited, options to purchase 1,750 shares of common stock were cancelled, options to purchase 3,021 shares of common stock were exercised at an average exercise price of $2.08 per share and, as of September 30, 2010, 852,166 shares remain available for grant.

Page - 5 -

As of September 30, 2010, stock-based compensation expense not yet recognized in income totaled $889,795, which is expected to be recognized over a weighted-average remaining period of 1.11 years.

NOTE 4.	Common Stock Warrants

Pre-Acquisition Warrants
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued warrants to purchase an aggregate of 250,000 shares of common stock to warrant holders of the Company’s predecessor exercisable at $0.30 per share.  The warrants vested immediately and expire on October 23, 2010. These warrants were exercised on a net share basis subsequent to quarter end and prior to expiration.

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

Summary
The following table summarizes the warrant activity for the nine months ended September 30, 2010:

	Pre-Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$1.85	$1.32
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	80,000	1,912,667
Warrants exercised	—	—	—	—	—	—
Warrants outstanding as of September 30, 2010	223,000	813,000	496,667	300,000	80,000	1,912,667

The following table summarizes the warrant activity for the nine months ended September 30, 2009:

	Pre-Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$1.85	$1.25
Warrants outstanding as of December 31, 2008	225,000	980,000	500,000	300,000	80,000	2,085,000
Warrants exercised	2,000	167,000	3,333	—	—	172,333
Warrants outstanding as of September 30, 2009	223,000	813,000	496,667	300,000	80,000	1,912,667

Page - 6 -

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature, effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	September 30, 2010	December 31, 2009
Expected life (years)	1.1	1.5
Expected volatility	30.80%	79.59%
Risk-free interest rate	0.3%	1.4%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	September 30, 2010	December 31, 2009
Expected life (years)	1.1	1.5
Expected volatility	30.80%	79.59%
Risk-free interest rate	0.3%	1.4%
Expected dividend yield	0.0%	0.0%

The following tables summarize the warrant activity subject to fair value accounting for the nine months ended September 30, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2009	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	90,000	—	90,000
Warrants outstanding subject to fair value accounting as of September 30, 2010	131,430	496,667	628,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2009	$615,280	$684,170	$1,299,450
Realized loss on warrants	32,590	—	32,590
Unrealized (gain) on warrants	(16,798)	(374,425)	(391,223)
Fair value of warrants transferred to equity upon amendment	(282,670)	—	(282,670)
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of September 30, 2010	$348,402	$309,745	$658,147

Page - 7 -

The following tables summarize the warrant activity subject to fair value accounting for the three months ended September 30, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of June 30, 2010	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	90,000	—	90,000
Warrants outstanding subject to fair value accounting as of September 30, 2010	131,430	496,667	628,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of June 30, 2010	$665,530	$681,299	$1,346,829
Realized loss on warrants	32,590	—	32,590
Unrealized (gain) on warrants	(67,048)	(371,554)	(438,602)
Fair value of warrants transferred to equity upon amendment	(282,670)	—	(282,670)
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of September 30, 2010	$348,402	$309,745	$658,147

As of September 30, 2010, we had outstanding warrants to purchase an aggregate of 1,912,667 shares of common stock, of which warrants to purchase 628,097 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $2.04, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of September 30, 2010 and December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of September 30, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$658,147	$—	$—	$658,147

Page - 8 -

	As of December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$1,299,450	$—	$—	$1,299,450

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the nine months ended September 30, 2010, we recognized a $391,223 unrealized gain and a $32,590 realized loss, and during the nine months ended September 30, 2009, we recognized a $1,632,695 unrealized loss and a $55,927 realized loss related to the change in fair value of the financial instruments which is included in Other Income (Expense) on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the nine months ended September 30:

	2010	2009
Balance as of January 1	$1,299,450	$2,766,150
Transfers into level 3	—	—
Transfers out of level 3	(282,670)	(290,968)
Sales of equity-linked financial instruments	—	(442,937)
Realized loss related to the change in fair value	32,590	55,927
Unrealized (gain) loss related to the change in fair value	(391,223)	1,632,695
Balance as of September 30	$658,147	$3,720,867

Page - 9 -

NOTE 7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Numerator:
Net income (loss) for basic earnings per share	$1,172,864	$(1,439,760)	$547,172	$853,716
Subtractions:
Change in fair value of derivatives	(358,633)	—	(406,012)	(755,650)
Net income (loss) for diluted earnings per share	$814,231	$(1,439,760)	$141,160	$98,066

Denominator:
Weighted-average basic shares outstanding	12,630,716	12,546,754	12,631,919	12,606,699
Assumed conversion of dilutive securities
Stock options	481,713	—	500,329	418,134
Warrants	1,134,567	—	1,123,275	1,158,653
Potentially dilutive common shares	1,616,280	—	1,623,604	1,576,787

Denominator for diluted earnings per share – Adjusted weighted average shares	14,246,996	12,546,754	14,255,523	14,183,486

Earnings (loss) per common share:
Basic	$0.09	$(0.11)	$0.04	$0.07
Diluted	$0.06	$(0.11)	$0.01	$0.01

Common stock warrants and options outstanding totaling 446,500 and 3,947,938 shares are not included in diluted earnings per common share for the nine months ended September 30, 2010 and 2009, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 8.	Income Tax Matters

Our effective tax rate was 45.5% during the nine months ended September 30, 2010, which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $980,000 and $402,000 for the nine months ended September 30, 2010 and 2009, respectively.  We recorded income tax expense of $366,700 and $249,000 for the three months ended September 30, 2010 and 2009, respectively.

Page - 10 -

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

General

We provide healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, correctional institutions are required to provide healthcare services for their inmates. We are a specialist in the provision of these services, having provided correctional healthcare services since 1984.  We began providing correctional healthcare services in the State of Maryland, and currently serve county and municipal correctional facilities in thirty-seven counties in seven states:  Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington. Our services have expanded to include mental health, pharmacy and out-of-facility healthcare services.

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

Page - 11 -

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

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
The following discussion of financial results is derived from unaudited financial statements for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$15,390,976	100.0%	$13,643,317	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	8,729,743	56.7%	7,900,235	57.9%
Medical expenses	3,289,376	21.4%	2,485,024	18.2%
Other operating expenses	598,863	3.9%	524,950	3.8%
Total healthcare expenses	12,617,982	82.0%	10,910,209	80.0%

Gross profit	2,772,994	18.0%	2,733,108	20.0%

OPERATING EXPENSES:
Selling and administrative expenses	2,076,918	13.5%	2,014,378	14.8%
Depreciation and amortization	215,241	1.4%	387,392	2.8%
Total operating expenses	2,292,159	14.9%	2,401,770	17.6%

Operating income	480,835	3.1%	331,338	2.4%

OTHER INCOME (EXPENSE)
Interest income	27,025	0.2%	16,547	0.1%
Interest (expense)	—	0.0%	(819)	0.0%
Gain on fair value of derivatives	406,012	2.6%	755,650	5.5%
Total other income	433,037	2.8%	771,378	5.7%

Income before income taxes	913,872	5.9%	1,102,716	8.1%

Income tax expense	366,700	2.4%	249,000	1.8%

Net income	$547,172	3.6%	$853,716	6.3%

Page - 12 -

Summary
Net revenue from medical services provided primarily to correctional institutions for the three months ended September 30, 2010 and 2009, was $15,390,976 and $13,643,317, respectively, which represents an increase of $1,747,659 or 12.8%. Net income was $547,172 or 3.6% of revenue, compared to net income of $853,716, or 6.3% of revenue, for the three months ended September 30, 2010 and 2009, respectively, which represented a decrease in net income of $306,544.

Revenue
The addition of service contracts signed with new jurisdictions since July 1, 2009 accounted for $1,438,746 or 82.3% of the increase in revenue for the three months ended September 30, 2010 compared to the same period for the prior year.  These jurisdictions are as follows: Clark County, WA; Garrett County, MD; Kittitas County, WA; Pima County (Juvenile), AZ; and Roanoke City, VA.  Revenue improvement totaling $109,479, or 6.3% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to July 1, 2009. Price increases related to existing service requirements totaled ($3,935), or (0.2)% of the revenue increase, and was the result of $178,354 in price increases offset by repricings under the two year amendment to the Pima County contract which began on July 1, 2010. The remainder of revenue improvement, $203,369 or 11.6% of the increase, was the result of other volume related activities, primarily associated with an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits which are billed back to the client and was partially offset by revenue adjustments related to lower inmate populations at certain facilities.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $8,729,743 or 56.7% of revenue for the three months ended September 30, 2010, compared to $7,900,235 or 57.9% of revenue for the three months ended September 30, 2009. The increase in spending for salaries and employee benefits of $829,508, or 10.5%, is due primarily to the addition of new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. The decrease in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. In addition to providing staffing services, the new service contracts primarily include responsibility for medical services both in and out of the facility, as well as pharmacy services, resulting in a lower ratio of salaries and employee benefits to revenue.

Medical expenses
Medical expenses for the three months ended September 30, 2010 and 2009 were $3,289,376, or 21.4% of revenue, and $2,485,024, or 18.2% of revenue, respectively, which represented an increase of $804,352 or 32.4%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to new contracts for medical services both in and out of the facility plus higher expenditures for pharmacy services. The increase in spending as a percentage of revenue results, in part, from the new service contracts added since July 1, 2009 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts.  Additionally, two of our existing service contracts experienced higher than normal hospitalization charges which partially exceeded stop/loss limits and these charges were billed back to those clients.  Expenses for providing pharmacy services for existing service contracts increased due to increases in pharmaceutical prices as well as an increase in HIV treatment expenditures compared to the prior period.

Other operating expenses
Other operating expenses were $598,863, or 3.9% of revenue, for the three months ended September 30, 2010, compared to $524,950, or 3.8% of revenue, for the three months ended September 30, 2009. The increase of $73,913 in spending is primarily related to an increase in legal, consulting and business development fees, which were partially offset by a decrease in recruiting expense.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the three months ended September 30, 2010 and 2009 were $2,076,918, or 13.5% of revenue, and $2,014,378, or 14.8% of revenue, respectively. The increased expenditure of $62,540 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added since July 1, 2009, which was partially offset by decreases in accounting fees, travel expenses, business development fees, consulting and legal fees.  The reduction in spending as a percentage of revenue resulted from improved economies of scale as selling and administrative expenses continue to grow at a slower pace than revenue.  Stock-based compensation for the three months ended September 30, 2010 and 2009 was $161,579 and $151,328, respectively.

Page - 13 -

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from Emergency Medicine Documentation Consultants, P.C. (“EMDC”) in February 2008 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $80,000, or 0.5% of revenue, for the three months ended September 30, 2010, compared to $230,000, or 1.7% of revenue, for the three months ended September 30, 2009. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $68,668, or 0.4% of revenue, for the three months ended September 30, 2010, compared to $96,000, or 0.7% of revenue, for the three months ended September 30, 2009. Depreciation expense increased to $66,573 for the three months ended September 30, 2010 compared to $61,392 for the prior year period due primarily to capital expenditures associated with purchases of vehicles and medical equipment which was partially offset by lower computer depreciation as certain assets have been fully depreciated.

Interest income
Interest income was $27,025 for the three months ended September 30, 2010 compared to $16,547 for the same period in 2009. Higher average cash balances and increased short-term interest rates during the three months ended September 30, 2010 account for the increased interest income compared to the same period in 2009.

Interest expense
Interest expense for the three months ended September 30, 2010 decreased to $0 compared to $819 in the same period in 2009.

Gain (loss) on fair value of derivatives
As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the three months ended September 30, 2010 and 2009, we recognized a $438,602 and a $719,930 unrealized gain, respectively.  The decreased gain of $281,328 was primarily the result of our stock price decreasing $0.35 during the three months ended September 30, 2010 compared to a $0.50 decrease in stock price during the three months ended September 30, 2009.  Additionally, there were 813,000 fewer warrants subject to fair value accounting during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to the amendment of certain warrant agreements to remove the provisions that resulted in liability treatment subsequent to September 30, 2009.

During the three months ended September 30, 2010, no warrants were exercised and warrants to purchase 90,000 shares of common stock were amended and are now treated as equity.  As of September 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 628,097 shares of common stock.  During the three months ended September 30, 2009, warrants to purchase 15,333 shares of common stock were exercised by cashless exercise and as a result, a total of 11,893 shares of common stock were issued.  During the three months ended September 30, 2009, warrants to purchase 91,570 shares of common stock were amended and have since been treated as equity.  As of September 30, 2009, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,441,097 shares of common stock.

The following table summarizes the change in fair value for the three months ended September 30:

Page - 14 -

	2010	2009
Fair value of warrants outstanding as of June 30	$1,346,829	$4,817,102
Realized (gain) loss on warrants	32,590	(35,720)
Unrealized (gain) on warrants	(438,602)	(719,930)
Fair value of warrants transferred to equity upon amendment	(282,670)	(290,969)
Fair value of warrants exercised	—	(49,616)
Fair value of warrants outstanding as of September 30	$658,147	$3,720,867

See Note 5, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended September 30, 2010.

Income tax expense
Our effective tax rate was 40.1% during the three months ended September 30, 2010 which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $366,700 and $249,000 for the three months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
The following discussion of financial results is derived from unaudited financial statements for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$44,881,099	100.0%	$38,775,309	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	25,435,552	56.7%	22,138,330	57.1%
Medical expenses	9,301,119	20.7%	7,248,420	18.7%
Other operating expenses	1,540,391	3.4%	1,388,780	3.6%
Total healthcare expenses	36,277,062	80.8%	30,775,530	79.4%

Gross profit	8,604,037	19.2%	7,999,779	20.6%

OPERATING EXPENSES:
Selling and administrative expenses	6,067,251	13.5%	5,774,101	14.9%
Depreciation and amortization	814,940	1.8%	1,627,951	4.2%
Total operating expenses	6,882,191	15.3%	7,402,052	19.1%

Operating income	1,721,846	3.8%	597,727	1.5%

OTHER INCOME (EXPENSE)
Interest income	72,385	0.2%	61,127	0.2%
Interest (expense)	—	0.0%	(7,991)	(0.0)%
Gain (loss) on fair value of derivatives	358,633	0.8%	(1,688,623)	(4.4)%
Total other income (expense)	431,018	1.0%	(1,635,487)	(4.2)%

Income (loss) before income taxes	2,152,864	4.8%	(1,037,760)	(2.7)%

Income tax expense	980,000	2.2%	402,000	1.0%

Net income (loss)	$1,172,864	2.6%	$(1,439,760)	(3.7)%

Page - 15 -

Summary
Net revenue from medical services provided primarily to correctional institutions for the nine months ended September 30, 2010 and 2009, was $44,881,099 and $38,775,309, respectively, which represents an increase of $6,105,790, or 15.7%. Net income was $1,172,864, or 2.6% of revenue, compared to a net loss of $1,439,760, or 3.7% of revenue, for the nine months ended September 30, 2010 and 2009, respectively, which represented an increase in net income of $2,612,624.

Revenue
The addition of service contracts signed with new jurisdictions since January 1, 2009 accounted for $4,737,434, or 77.6% of the increase in revenue, for the nine months ended September 30, 2010 compared to the same period for the prior year.  These jurisdictions are as follows: Clark County, WA; Coos County, OR; Creek County, OK; Garrett County, MD; Kittitas County, WA; Pima County (Juvenile), AZ; Roanoke City, VA; Washington County, MD; and Western Virginia Regional Jail, VA.  Revenue improvement totaling $881,291, or 14.4% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to January 1, 2009. Price increases related to existing service requirements totaled $506,488, or 8.3% of the revenue increase. The increase in revenue was partially offset by $(19,423), or (0.3)% of revenue, which was the result of decreases in other volume related activities, primarily associated with lower inmate populations at certain facilities partially offset by an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $25,435,552, or 56.7% of revenue, for the nine months ended September 30, 2010, compared to $22,138,330, or 57.1% of revenue, for the nine months ended September 30, 2009. The increase in spending for salaries and employee benefits of $3,297,222, or 14.9%, is due primarily to the addition of new healthcare employees resulting from new business. Approximately 78.6% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the nine months ended September 30, 2010 and 2009 were $9,301,119, or 20.7% of revenue, and $7,248,420, or 18.7% of revenue, respectively, which represented an increase of $2,052,699, or 28.3%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to new contracts for medical services both in and out of the facility plus increased expenditures for pharmacy services. The increase in spending as a percentage of revenue results, in part, from the new service contracts added since January 1, 2009 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts.  In addition, out of facility hospital expenses were higher than the prior year, reflecting a return to normal spending levels, due to lower than normal hospitalization days in the first six months of 2009.  Additionally, expenses for providing pharmacy services for existing service contracts increased due to increases in pharmaceutical prices as well as an increase in HIV treatment expenditures compared to the prior period.

Other operating expenses
Other operating expenses were $1,540,391, or 3.4% of revenue, for the nine months ended September 30, 2010, compared to $1,388,780, or 3.6% of revenue, for the nine months ended September 30, 2009. The increase of $151,611 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for consulting fees, professional liability insurance, business development fees and travel expenses partially offset by a reduction in employment advertising and recruiting expense.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the nine months ended September 30, 2010 and 2009 were $6,067,251, or 13.5% of revenue, and $5,774,101, or 14.9% of revenue, respectively. The increased expenditure of $293,150 primarily reflects investment in management and administrative personnel required to support new contracts and services added since January 1, 2009, as well as increases in consulting fees and corporate advertising which were partially offset by lower accounting fees, legal fees, business development fees and rent expense.  The reduction in spending as a percentage of revenue reflects improved economies of scale as selling and administrative expenses continue to grow at a slower pace than revenue.  Stock-based compensation for the nine months ended September 30, 2010 and 2009 was $465,516 and $475,597, respectively.

Page - 16 -

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $372,000, or 0.8% of revenue, for the nine months ended September 30, 2010, compared to $1,187,000, or 3.1% of revenue, for the nine months ended September 30, 2009. The decrease primarily reflects lower amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $235,447, or 0.5% of revenue, for the nine months ended September 30, 2010, compared to $289,000, or 0.7% of revenue, for the nine months ended September 30, 2009. Depreciation expense increased to $207,493 for the nine months ended September 30, 2010 compared to $151,951 for the prior year period reflecting capital expenditures associated with vehicle purchases as well as purchases of medical equipment at various facilities.

Interest income
Interest income was $72,385 for the nine months ended September 30, 2010 compared to $61,127 for the same period in 2009. Average cash balances were higher during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, however the marginally higher interest income in 2010 reflects reduced short-term interest rates during the period.

Interest expense
Interest expense for the nine months ended September 30, 2010 decreased to $0 compared to $7,991 in the same period in 2009.

Gain (loss) on fair value of derivatives
As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the nine months ended September 30, 2010 and 2009, we recognized a $391,223 unrealized gain and a $1,632,695 unrealized loss, respectively.  The decreased expense of $2,023,918 was primarily the result of our stock price decreasing $0.12 during the nine months ended September 30, 2010 compared to a $1.15 stock price increase during the nine months ended September 30, 2009.  Additionally, there were 813,000 fewer warrants subject to fair value accounting during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the amendment of certain warrant agreements to remove the provisions that resulted in liability treatment subsequent to September 30, 2009.

During the nine months ended September 30, 2010, no warrants were exercised and warrants to purchase 90,000 shares of common stock were amended and are now treated as equity.  As of September 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 628,097 shares of common stock.  During the nine months ended September 30, 2009, warrants to purchase 40,000 shares of common stock were exercised generating $12,000 of net proceeds and warrants to purchase 132,333 shares of common stock were exercised by cashless exercise and as a result, a total of 155,783 shares of common stock were issued.  As of September 30, 2009, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,441,097 shares of common stock.

The following table summarizes the change in fair value for the nine months ended September 30:

	2010	2009
Fair value of warrants outstanding as of January 1	$1,299,450	$2,766,150
Realized loss on warrants	32,590	55,927
Unrealized (gain) loss on warrants	(391,223)	1,632,695
Fair value of warrants transferred to equity upon amendment	(282,670)	(290,968)
Fair value of warrants exercised	—	(442,937)
Fair value of warrants outstanding as of September 30	$658,147	$3,720,867

Page - 17 -

See Note 5, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the nine months ended September 30, 2010.

Income tax expense
Our effective tax rate was 45.5% during the nine months ended September 30, 2010 which differs from the expected tax rate of 39.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $980,000 and $402,000 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Cash as of September 30, 2010 and September 30, 2009 was $13,008,470 and $10,119,183, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities
Cash flow from operations for the nine months ended September 30, 2010 totaled $2,245,099, reflecting a net income of $1,172,864 plus $960,573 in adjustments for non-cash expenses such as amortization of intangible assets of $607,447, amortization of long-term customer agreement of $43,750, stock-based compensation of $465,516, change in fair value of warrants of ($358,633), depreciation of $207,493 and deferred income taxes of ($5,000).  Changes in working capital components provided $111,662, reflective of an increase in accounts payable of $742,019 and a decrease in prepaid expenses of $638,623 partially offset by an increase in accounts receivable of $682,185 and decreases in accrued expenses of $280,170, deferred revenue of $191,008 and income taxes payable of $115,617.  The increase in accounts payable was primarily from the receipt of medical expense invoices which were previously estimated in accrued expenses as well as the timing of vendor payments in relation to quarter end.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our annual professional liability insurance policy premium in October 2009 and we expense the prepaid amounts ratably during the annual policy period of October through September.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2010 as well as increased receivables for stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits.  The decrease in accrued expenses resulted primarily from the receipt of medical expense invoices that are now recorded in accounts payable, a decrease in accrued wages covering seven less days as compared to the accrual at December 31, 2009 and a reduction in corporate accrued expenses which were partially offset by increases in accruals for employee benefits for paid time off and health insurance.  Deferred revenue decreased primarily as a result of a reduction in advance customer payments received prior to quarter end.  The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.

Cash flow from operations for the nine months ended September 30, 2009 totaled $3,111,164.  The net loss of $1,439,760 was offset by $3,415,171 in adjustments for non-cash expenses such as the change in fair value of derivatives of $1,688,623, amortization of $1,476,000, stock-based compensation of $475,597 and deferred income taxes of $377,000.  Changes in working capital components generated an additional $1,135,753, reflective of increases in accounts payable of $120,886, accrued expenses of $766,590, income taxes payable of $220,860 and deferred revenue of $374,888, as well as a decrease in prepaid expenses of $114,820 partially offset by an increase in accounts receivable of $462,016.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to quarter end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering eight additional days as compared to December 31, 2008 partially offset by a reduction in accrued medical expenses.  The increase in income taxes payable resulted primarily from our increased estimate of taxable income, resulting in taxes payable in excess of scheduled estimated tax payments.  The increase in deferred revenue resulted primarily from an increase in advance customer payments for services to be provided in the future.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance as September is the end of the primary policy period.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2009.

Cash Flows from Investing Activities
Cash flow used in investing activities for the nine months ended September 30, 2010 used $299,069.  Purchases of property and equipment used $151,801 primarily for purchases of vehicles, computers and medical equipment.  The purchase of all of the assets of a small mobile imaging company used $147,268.

Page - 18 -

Cash flow from investing activities for the nine months ended September 30, 2009 used $282,339, primarily for purchases of vehicles, computers and medical equipment.

Cash Flows from Financing Activities
Cash flow from financing activities for the nine months ended September 30, 2010 generated cash of $6,297 related to the proceeds from the exercise of stock options.

Cash flow from financing activities for the nine months ended September 30, 2009 used cash of $181,782.  Payments on the line of credit were $100,000 and payments on loans were $93,782 which were partially offset by proceeds from warrant exercises of $12,000.

Loans
As of September 30, 2010, we had no outstanding loans.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of September 30, 2010, we have three performance bonds totaling $8,095,675 and two payment bonds for $2,891,925, totaling $10,987,600. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2010:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment Leases	$197,065	$73,244	$87,547	$36,274	$—
Automobile Leases	18,398	17,604	794	—	—
Office Space Leased	360,222	164,032	196,190	—	—
Total Contractual Cash Obligations	$575,685	$254,880	$284,531	$36,274	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of September 30, 2010, we have entered into 60 agreements with county governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county's option. The original terms of the contracts are from one to nine years. These medical and mental healthcare service contracts have potential future service contract revenue of $176 million as of September 30, 2010, with a weighted-average term of 3.7 years including option renewal periods, of which approximately $57 million relates to the initial contract period and approximately $119 million relates to the option renewal periods.

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

10.1
Retirement Agreement dated as of July 1, 2010 by and between the Company and Howard M. Haft, M.D. (executed on July 20, 2010) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2010).

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

November 12, 2010
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

November 12, 2010
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 21 -