Form 10-K
period 2010-12-31
Conmed Healthcare Management, Inc.
filed 2011-03-24
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

410-567-5520
(Registrant’s telephone number,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on June 30, 2010 was approximately $18,322,597. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of March 24, 2011:  12,841,986

DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated herein by reference:
Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders	Part III

CONMED HEALTHCARE MANAGMENT, INC.
2010 FORM 10-K ANNUAL REPORT

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

Corporate History

Conmed was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As the Company developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. By 2000, Conmed served more than 50% of the county detention healthcare services market in Maryland.  In 2003, the Company began to expand outside of Maryland and by 2007 operated in four states: Kansas, Maryland, Virginia and Washington.

On January 26, 2007, Conmed went public through a reverse merger with Pace Health Management Systems, Inc. (“Pace”), a shell company with no ongoing operations. On March 13, 2007, the public shell changed its name to Conmed Healthcare Management, Inc. In 2008, the Company purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and purchased all of the stock of Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in Maryland. As of December 31, 2010, the Company was in contract with, and providing medical services in 38 counties in seven states including: Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington and for the fiscal year ended December 31, 2010 had net revenues primarily from medical services provided to correctional institutions of $60.7 million.

Corporate Information

Our principal executive offices are located at 7250 Parkway Drive, Suite 400, Hanover, Maryland 21076. Our telephone number at such address is (410) 567-5520.

Services Provided

County and Municipal Correctional Healthcare Services

Conmed provides a broad array of healthcare services for inmates in county and municipal facilities. The contracts with facilities are primarily multiple year, fixed-cost contracts with annual escalations, caps on out-of-facility healthcare and catastrophic expenses that limit the Company’s maximum financial exposure, and often contain adjustments on a per diem basis for changes in inmate population served.

Correctional healthcare services include a broad array of services that support the care of inmates detained in county detention centers. Correctional healthcare services include, but are not limited, to the following categories:

• General Healthcare Services	• Dialysis Services
• Pharmacy	• Acute Care Services
• EKG’s	• Durable Medical Equipment
• Physical and Occupational Therapy	• IV Therapy
• Diagnostic Imaging/Radiology	• Laboratory Services
• Dental Services	• Mental Health Services
• Electronic Medical Records	• Arranging and Contracting for Hospital and Surgical Services
• Electronic Medication Administration Records	• Utilization Management (UM) and Utilization Review (UR)

We either directly provide these services within the detention facilities or subcontract for the provision of these services within or outside the facility. We make every effort to safely provide the medical services within the facilities due to security and cost considerations of out-of-facility services.

Staffing

We provide staffing of healthcare professionals at each of our contracted facilities. The staffing patterns are typically defined within the Request for Proposal (“RFP”) distributed by the counties and municipalities soliciting proposals for inmate healthcare services. The level of staffing varies depending on the size of the facility, i.e., larger facilities typically require a larger staff. The ratio of staff members to inmates varies depending on the physical structure of the facilities and the specific scope of services required by the RFP. Generally, we engage existing staff at the facility to the greatest extent possible when entering into a new contract. The on-site staffing for any facility may include Registered Nurses, Licensed Practical Nurses, Certified Medication Technicians, Certified Nursing Assistants, Nursing Assistants, Physicians, Physician Assistants, Dentists, Psychiatrists, Psychologists, Social Workers, Nurse Practitioners, Medical Records Clerks, and Administrative and Support Staff.

We seek to attract healthcare personnel who are comfortable working in the correctional environment and who have the specific medical expertise for the inmate population. Historically, we have successfully recruited talent through established websites, professional associations and publications, targeted healthcare publications, local newspapers and referrals from current employees.

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

In-Facility Services

We provide comprehensive healthcare services from the time an inmate enters the facility until the time of such inmate’s release from the facility. In some cases, we are responsible for the cost of providing healthcare services to an individual at the time of his or her arrest. The vast majority of healthcare services are provided on site by our clinical staff. Our healthcare services begin at intake with a screening examination and triage. Such services are continued through the provision of daily sick calls. Typically inmates receive a comprehensive physical examination within 14 days of admission to the facility and a dental examination within 90 days of admission. The initial and subsequent examinations include psychiatric screening evaluations to detect suicide potential and major psychiatric illness requiring special treatment.

The costs for services provided within the facility are generally regionally-based and fairly predictable. The highest costs relate to providing medical and administrative support staff, professional liability insurance, laboratory fees, and on-site radiology plus medical and office supplies.

Out-of-Facility Services

Inmates requiring services outside the facility fall into two broad categories: (i) emergencies and (ii) circumstances that require services beyond the capability of those that can be provided in the facility. Out-of-facility services include hospitalizations, emergency room visits and visits for specialty and sub-specialty care plus other ancillary medical services. Most of our out-of-facility services are provided through the use of a local or regional contracted network of professional medical providers using third party administrators (“TPA”). In addition, utilization management and utilization review services are employed to assist with case management and assure that care is provided within generally accepted community standards.

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

1.
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

2.
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

3.
OSHA compliance programs - Regulation 1910.1030 of the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), provides guidelines and universal precautions that must be observed to prevent contact with blood or other potentially infectious materials. Such regulations are applicable to all occupational exposure to blood or other potentially infectious materials. We comply with OSHA and provide to our staff members and make available to corrections staff, among other things, appropriate personal protective equipment such as gloves, gowns, laboratory coats, face shields or masks and eye protection, as well as mouthpieces, resuscitation bags, pocket masks, or other ventilation devices. The purpose of such protective equipment is to prevent blood or other potentially infectious materials from passing through to or reaching our employee’s or corrections staff’s clothing, undergarments, skin, eyes, mouth, etc. Other procedures we implement in accordance with OSHA include, but are not limited to, protection from airborne pathogens, ensuring a clean and sanitary worksite and procedures for discarding contaminated waste.

4.
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

5.
Sick call services for facility staff - We provide limited sick call services to detention center staff for acute problems. This often allows the staff to continue at work rather than taking a sick day for a doctor’s visit. This value-added service is appreciated by the facility staff and administration.

6.
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

Clinical Operations

We currently staff and employ Physicians, Dentists, Psychiatrists, Physician Assistants, Registered Nurse Practitioners (RNP), Registered Nurses (RN), Licensed Practical Nurses (LPN) / Licensed Vocational Nurses (LVN), Certified Nursing Assistants (CNA), Certified Medication Technicians (CMT), Emergency Medical Technicians (EMT) and Licensed Clinical Social Workers (LCSW).

Each facility under contract has a full-time Health Services Administrator (“HSA”), who serves as the Company’s primary contact and liaison with the facility’s management. Each HSA acts as a local Conmed Site Manager and is responsible for administrative tasks, scheduling, managing the nursing staff and reporting tasks. Regional Medical Directors provide direct support for the Staff Physician or Medical Director at each facility.

The Senior Vice President, Operations; Regional Directors and the Vice President, Quality Assurance and Standards provide support to all contracted correctional facility through direct site visits on a frequent and routine basis. Additionally, HSAs and other members of our staff continuously lend reinforcement via telephone, email and site visits.

Recruitment, Training and Staffing

We recruit talent in the competitive healthcare market by sourcing candidates through established websites, professional associations and publications, targeted healthcare publications, local newspapers and referrals from current employees. We rarely use placement agencies for recruitment. Our Human Resources Department coordinates the recruiting advertising for contracted sites with respondents being screened and interviewed by the HSA at the facility.

Prior to being hired, a qualified candidate must pass a thorough background investigation and drug testing. In addition, all employees must provide the appropriate documentation to verify their employment eligibility as required by the U.S. Department of Homeland Security. The training program for new hires incorporates the skills and experience of our staff, coupled with an orientation and training program from our Human Resources, Operations and Quality Assurance departments. We provide a minimum of 40-hours of on-site orientation to all new hires. HSAs are allocated resources to provide ongoing training and development for every staff member.

We also provide in-service training for healthcare staff and correctional officers as requested by facility administration. Our staff will receive at least the mandatory minimum hours of in-service training required by the National Commission on Correction Health Care, and local and state standards. Correctional facility personnel are invited to attend these training sessions. We are advocates of cross-training between mental and behavioral and somatic healthcare services we deliver. Our staff’s ability to recognize the need for a referral helps prevent undesired outcomes, such as emergency off-site hospitalization or suicide attempts. Training regarding mental and behavioral health issues is available for correctional staff.

We conduct annual performance reviews of all employees. For nursing and local administrative staff, reviews are conducted by the on-site HSA. For physicians, reviews are conducted by Regional Medical Directors or the Chief Medical Officer. For HSAs, reviews are conducted by Operations Management.

We also utilize the services of the existing local healthcare community. We are aware of the network of community providers that are often already established in Orthopedics, GYN, HIV, Optometry and other services. We work with these providers to enhance the network and bring as many providers on-site as possible. We also typically utilize the services of the local EMS for transportation as needed for 911 calls and contract with local medical specialists, optometrists, outpatient physical therapy units, dialysis units and others, as needed

Contracting

Most of our contracts are awarded through a competitive proposal evaluation in connection with responding to a RFP. We have a model for predicting healthcare costs based on 26 years of accumulated experience, external data on healthcare costs, trending, and knowledge of current and future cost drivers. This predictive model is the basis for the pricing we provide in RFP responses. The model addresses and aggregates costs related to staffing, on-site costs, out-of-facility costs, pharmacy, supplies, administrative costs, taxes, and contract fees. We have found that being able to reliably predict healthcare costs has allowed management to bid for contracts on a consistently profitable basis.

We prepare RFP responses based on current and competitive salary costs and the projected increased cost of healthcare. Our estimates are based on our experience with similarly-sized facilities, including costs related to recruiting and retaining qualified staff. Our goal is to develop a pricing structure for comprehensive healthcare services that is usually less than a facility’s existing expenditures if the facility is providing the care on its own. Additionally, we typically assume the risk of unpredictable rises in healthcare costs over the term of the contract. However, most contracts have limits or caps on the exposure to out-of-facility medical costs as well as attractive pre-negotiated provider payment rates (i.e. discounts to Medicaid rates). Most contracts also contain automatic price escalators that are typically based on either: the Consumer Price Index, the Medical Services Index, or a stated price increase in the range of 2.0% to 3.0%.

RFP responses present fixed price proposals over the ranges of average daily population (“ADP”) requested by the facility. Pricing is driven primarily by personnel costs and employee benefits. We offer competitive salaries, opportunities for advancement and a good workplace atmosphere to secure a stable and highly-qualified medical staff. We are keenly aware of the nursing shortage, the sharp rise in nursing salaries and the tight labor market in many areas.

Major Contracts

Substantially all of our operating revenue is derived from contracts with county and municipal governmental entities. Our top two clients generated approximately 26 percent of our total revenues, or $15.8 million, for the twelve months ended December 31, 2010. Summaries of our largest contracts follow below.

Baltimore County Detention Center Contract. We entered into a Services Agreement with the Board of County Commissioners of Baltimore County, Maryland (“BCDC”), on March 29, 2007, for a period of approximately two years and six months, and BCDC, at its option, may extend the agreement annually for two additional three-year terms upon written notice. On September 11, 2009, Baltimore County exercised the first of the two three-year extensions for the period from September 15, 2009 through September 14, 2012. BCDC pays us a base monthly fee, which may be adjusted for changes in inmate population levels. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the BCDC to assess penalties if certain staffing criteria are not maintained and impose certain damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for 100% of the annual amount of the awarded contract, as well as a payment bond for approximately 25% of the annual amount of the awarded contract. BCDC may terminate the agreement upon ninety days written notice without cause and may immediately terminate the agreement for a material breach of the agreement subject to certain cure provisions.

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

c.	Facilities of 500 inmates or more where a competitor’s services are not meeting the facility’s expectations; and

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

5.	Calling Effort – We use, to a limited extent, cold calls, typically only in cases where some collateral indication of a probability of interest exists.

6.	Advertising – We place advertisements in well-respected trade journals.

7.	Speeches – Public speaking engagements for special topics, and,

8.	Internet – Website promotion of our capabilities and experience.

We currently utilize our Chief Executive Officer, Executive Vice President and President of Mental Health Services, Vice President of Strategic Development, Vice President of Business Development and Vice President of Quality and Assurance Standards, as well as a network of governmental and regional consultants to implement our marketing strategy.

Quality Assurance and Compliance

We have implemented an industry-leading Quality Assurance Program (“QAP”), to ensure the delivery of high quality healthcare services to inmates. Key components of the program include:

1.
Employee Training - Employees receive initial orientation and training as a new hire, including medication administration, as required. Throughout the year, ongoing training is provided on topics such as hepatitis, AIDS, and suicidal risk identification and reduction plan.

2.
Written Policies and Procedures - We have developed a comprehensive set of written operating policies and procedures, which are tailored as required to match the policies and procedures at each contracted facility. Each employee is provided with a Conmed Employee Handbook, containing Human Resources Policies and Procedures.

3.	Cost Containment - We employ several strategies for cost containment, such as early diagnosis and treatment of emerging illnesses, and the use of standardized pharmaceutical formulary.

4.	Service Analysis - The level of health services provided to inmates, both on-site and off-site is evaluated monthly for quality, appropriateness and continuity of care.

5.
Cost Analysis - The cost of delivering healthcare is examined each month – not only staffing and pharmaceutical costs, but also hospital and specialist services, and specific classifications of illness. We work to identify and address cost overruns as early and aggressively as possible.

As a result of a robust and comprehensive QAP, Conmed has a 26 year record of passing every audit. Through cooperation with the facility administration, acceptance of best current policies, enhancement of existing policies, and implementation of well-proven new policies and procedures where deficits exist, Conmed has built a strong reputation for clinical compliance and excellence.

Growth Strategy

Over the next several years, we are committed to growing and enhancing our position in the correctional healthcare market. Historically, we have grown revenues by entering into new contracts with county and municipal jails, enhancing revenue at existing sites through the addition of ancillary services and/or price increases, and through strategic acquisitions. This strategy has generated outstanding revenue growth for the Company since 2007 and is the cornerstone of our future growth strategy. Key components of our future growth strategy include:

1.	New Contracts in Existing Markets - We will seek to enter into new contracts in the markets we currently service, including Maryland, Kansas, Arizona, Virginia, Oklahoma, Oregon and Washington.

2.
New Contracts in New Markets - Another key component of our growth strategy is to seek contracts in states in which the Company does not currently operate. Key expansion states include Pennsylvania, North Carolina, South Carolina, Alabama, Florida, Kentucky, Tennessee and Texas. In aggregate, these states have approximately 300 jails with over 250 beds that are appropriate targets for our services.

3.
Improving Performance of Existing Contracts - We have successfully grown revenues at existing sites organically by adding ancillary services and instituting price increases at renewal. By adding ancillary services such as mental health and mobile imaging, we are able to negotiate higher rates and improve margins by controlling healthcare costs. Conmed has identified over $2 million of near-term service additions across its portfolio of sites. Service additions include mental health, dialysis, x-ray, pharmacy and dental.

4.
Pursue Selected Acquisitions - We believe there are a number of attractive acquisition opportunities in the jail healthcare market, including both small tack-on acquisitions and potentially transformative acquisitions. We believe acquisitions could result in both revenue and cost synergies because we can add ancillary services to the contracts we acquire to boost revenues and can eliminate selected duplicative corporate functions. For example, in 2008, we purchased all of the assets of EMDC, a provider of medical services in northwest Oregon, and we purchased all of the stock of CMHS, a provider of mental health services in Maryland. In January 2010, we purchased all of the assets of a small mobile imaging company to expand the base of services that we provide to our customers, which were previously subcontracted.

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

3.
Local hospitals. We have seen several instances of local hospital systems providing healthcare services to the county detention centers. Such incidences arose out of the absence of other interested providers. The hospital costs for these counties are often extremely high and counties seeking cost savings may seek the services of a professional medical service contractor other than the local hospital.

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

Corporate Practice of Medicine/Fee Splitting. Many of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague, and seldom have been interpreted by the courts or regulatory agencies. We review, on an ongoing basis, the applicable laws in each state in which we operate and review our arrangements with our healthcare providers to ensure that these arrangements comply with all applicable laws. We have no assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

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

Employees

As of December 31, 2010, we had approximately 528 full-time and 42 part-time employees, 464 per diem employees, and 88 position contractors. We provide all full-time employees with a comprehensive benefits package including medical insurance, education stipend, dental insurance, 401(k) and paid vacation. We believe that our relations with our employees are good. None of our employees belong to a union.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Richard W. Turner, Ph.D.	64	Chairman, Chief Executive Officer and Director ( Parent and Operating Subsidiaries )

Stephen B. Goldberg, MD	43	Executive Vice President and President of CMHS ( Parent and CMHS Operating Subsidiary)

Thomas W. Fry	66	Senior Vice President and Chief Financial Officer ( Parent and Operating Subsidiaries )

Richard Turner, Ph.D. - Chairman, Chief Executive Officer and Director of Parent and Operating Subsidiaries

Dr. Turner has been our Chairman, Chief Executive Officer and a Director since May 2008. He became President, Chief Executive Officer and a Director in 2007. Prior to consulting for Pace, our predecessor in interest, in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc. from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc. (“BEI Medical”), a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002. Dr. Turner has held executive leadership positions in the medical industry for approximately 26 years, including President and Director of CooperLaserSonics, Inc., President of CooperVision, Inc., President, Chief Executive Officer and Director of Pancretec, Inc. (sold to Abbott Labs, Inc.) and President of Kay Laboratories (sold to Baxter, Inc.). Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University.

Stephen B. Goldberg, MD - Executive Vice President and President of CMHS

Dr. Goldberg has been Executive Vice President since July 2010 and President of CMHS, a company he founded in 2002, since its acquisition in November 2008.  He is a Board Certified Psychiatrist with added qualifications in Forensic Psychiatry, licensed to practice medicine in Maryland. He earned a Bachelor of Science degree from the University of Florida, a medical degree from the University of Colorado School of Medicine and did both his Residency training in Psychiatry and Fellowship training in Forensic Psychiatry at the University of Maryland School of Medicine. He has held teaching appointments at the University of Maryland School of Medicine, Johns Hopkins School of Medicine and Walter Reed Medical Center since 1998 and has been an active faculty member in the University of Maryland/Sheppard Pratt’s Forensic Psychiatry Fellowship Program since 1998. In addition to being asked to speak at numerous Grand Rounds at Maryland State Psychiatric Hospitals and giving statewide and national presentations, he is a Certified Instructor with the Maryland Police and Corrections Training Commission and has also served as a Guest Lecturer at both the University of Baltimore and University of Maryland Schools of Law.

Dr. Goldberg was employed by Clifton T. Perkins Hospital Center (Maryland’s only Maximum Security Forensic Hospital) from 1997 to 2004 as a staff Psychiatrist, then as the Director of Admissions and ultimately as the Director of Pretrial Services. From 1995 to 2002 he worked at the Baltimore County Detention Center as a staff psychiatrist, but became the Director of Psychiatry with Prison Health Services, Inc. In 2002 he founded CMHS as its Chairman, Medical Director and sole shareholder.

Thomas W. Fry – Senior Vice President, Chief Financial Officer and Secretary of Parent and Operating Subsidiaries

Mr. Fry has served as our Chief Financial Officer and Secretary since January 26, 2007. In December 2009 he was appointed to the additional position of Senior Vice President. Prior to joining Pace, our predecessor in interest, Mr. Fry served as Chief Financial Officer of Vasomedical, Inc. from September 2003 to September 2006 and as Vice President, Finance and Administration of BEI Medical from September 1997 until December 2002. From October 1992 until November 1997, Mr. Fry was Vice President, Finance and Administration of BEI Medical’s predecessor company of the same name, which merged into BEI Medical in November 1997. Mr. Fry has held various executive financial positions for approximately 28 years, including Corporate Controller of Disctronics Ltd. from 1989 to 1992, Controller and Chief Financial Officer of Cavitron Inc./CUSA, a medical device, engineering and manufacturing subsidiary of CooperLaserSonics, Inc. and Pfizer Inc., from 1986 to 1989, and Manager of Profit Planning and Manufacturing Controller of Chesebrough-Ponds International, from 1979 to 1986. Prior to that time, Mr. Fry was employed by GTE Corporation in various accounting and financial management positions. Mr. Fry graduated from Southeast Missouri State University with a Bachelor of Science degree, and earned his M.B.A. from Pace University.

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

The demand for our services could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the decriminalization of certain activities currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them, and thus, reduce the number of inmates receiving medical services. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

WE PROVIDE CONTRACTED BUSINESS SERVICES. IN ANY CONTRACT BUSINESS, IT IS POSSIBLE A CONTRACT WILL BE TERMINATED, DEFAULTED UPON OR NOT RENEWED. Our top two medical service contracts with county detention centers, which each constituted more than 10% of our total revenues, generated approximately twenty-six percent of our total revenues for the year ended December 31, 2010. These same clients generated approximately twenty-two percent of our gross profit. If a contracted detention facility, particularly one of our primary detention facilities, terminates its contract, which generally may be effective between thirty and ninety days prior to the termination date, our business and financial performance may be seriously harmed.

MOST OF OUR CONTRACTS ARE FOR SHORT-TERMS, ARE GENERALLY TERMINABLE WITHOUT CAUSE, AND THE RENEWAL OR EXTENSION OPTIONS MAY NOT BE EXERCISED BY THE GOVERNMENTAL AGENCY.  Our detention center medical services contracts are typically short-term, ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Including extension options, we have several medical service contracts subject to renewal in the next twelve months, which accounted for approximately fourteen percent of revenue and seventeen percent of the gross profit, respectively, for the year ended December 31, 2010.  We cannot assure you that these or any other contracts will be renewed or that extension options will be exercised. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving us adequate written notice. We customarily incur significant development and start-up costs in establishing our services within the new facilities, and the termination or non-renewal of a contract would require an immediate write-off of any unamortized costs associated with the contract, including unamortized costs for service contracts acquired and goodwill, and could have a material adverse effect upon our financial condition, results of operations and liquidity.

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

OUR INABILITY TO OBTAIN REQUIRED PERFORMANCE AND/OR PAYMENT BONDS MAY LIMIT OUR ABILITY TO MAINTAIN EXISTING CONTRACTS AND ACQUIRE ADDITIONAL CONTRACTS.  In order to expand our business and obtain new facilities’ contracts, as well as maintain certain existing contracts, we will need to be able to obtain bonds in certain counties for which we provide our services. In order to obtain such bonds, or renew existing bonds, we are required to fulfill certain financial requirements and standards. To the extent we are unable to fulfill the necessary financial requirements and standards, we may not be able to acquire new facilities’ contracts and could lose our existing contracts, all of which could negatively impact our business operations and financial condition.

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

DISTURBANCES AT FACILITIES WE SERVICE WOULD IMPACT US NEGATIVELY.  An escape, riot, epidemic, catastrophic or other disturbance that seriously impacts the health of a large number of inmates at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. As a result of a disturbance, inmates may suffer multiple injuries for which the cost of care may have a temporary, but significant effect on profitability. Approximately ninety-one percent of our healthcare services’ revenues for the year ended December 31, 2010 are operated under caps which provide limits on the cost of exposure; however, multiple events with significant costs may exceed budget targets.

The remaining nine percent of our correctional healthcare services’ revenues from continuing operations contain cost sharing arrangements that limit our exposure for treatment costs related to catastrophic illnesses or injuries to inmates to no more than fifty percent of the cost above specific amounts. We cannot assure you that we will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on our financial condition and results of operations.

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

WE UTILIZE TPA, PROVIDER NETWORKS, AND STATE LEGISLATION TO OBTAIN DISCOUNTS FOR OUT-OF-FACILITY CARE IN VARIOUS MARKETS. SHOULD THOSE NETWORKS BECOME INACCESSIBLE, OR SHOULD LEGISLATION BE ENACTED TO OUR DETRIMENT, OUR COSTS FOR PROVIDING THOSE SERVICES WOULD RISE APPROXIMATELY FOUR TO SEVENTY-EIGHT PERCENT DEPENDING ON THE DISCOUNT ACHIEVED AT INDIVIDUAL LOCATIONS.  Our current profit margin is, in part, due to our ability to reduce out-of-facility costs that are defined by contracted networks and state legislation. Our net costs range from approximately four to seventy-eight percent less than the stated charges for these services and average approximately thirty-nine percent. It is important to note that healthcare providers for the general public utilize these same programs. It is unlikely the environment will change, causing the return of payments based on healthcare provider’s charges without discounts.  If the contracted networks become inaccessible, discounting slows, or legislation is enacted to our detriment, it would negatively impact our operating margins and could have a material adverse effect on us.

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

OUR BUSINESS PRACTICES MAY BE FOUND TO CONSTITUTE ILLEGAL FEE-SPLITTING OR CORPORATE PRACTICE OF MEDICINE, WHICH MAY LEAD TO PENALTIES AND ADVERSELY AFFECT OUR BUSINESS. Many of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague, and seldom have been interpreted by the courts or regulatory agencies. We review, on an ongoing basis, the applicable laws in each state in which we operate and review our arrangements with our healthcare providers to ensure that these arrangements comply with all applicable laws. We have no assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

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

THE CONTINUED SERVICES AND LEADERSHIP OF OUR SENIOR MANAGEMENT IS CRITICAL TO OUR ABILITY TO MAINTAIN GROWTH AND ANY LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. The future of our business depends, to a significant degree, on the skills and efforts of our senior executives, in particular, Dr. Richard Turner, our Chairman and Chief Executive Officer and Dr. Stephen B. Goldberg, our Executive Vice President and President of CMHS. If we lose the services of any of our senior executives, and especially if any of our executives join a competitor or form a competing company, it could result in a setback to our operating plan and our business and financial performance could be seriously harmed.

We have executed employment agreements with Dr. Turner and Dr, Goldberg which include, except for Dr. Turner’s employment agreement, noncompetition clauses that expire three years after termination of employment, or during the period that such employee is an owner of any of our issued and outstanding stock.

AS A PUBLIC COMPANY, WE INCUR SUBSTANTIAL ADDITIONAL COSTS AND MAY BE UNABLE TO OPERATE PROFITABLY.  As a publicly-traded company, our business is subject to significant additional costs. These costs include, among other things, additional legal and accounting costs incurred as a result of being a public company plus the additional compliance, reporting, corporate governance and NYSE Amex LLC (the “NYSE Amex”) continued listing requirements and investor relations activities which this entails. Furthermore, the financial, administrative and managerial structures necessary to operate as a public company or the development of such structures require a significant amount of management’s time and other resources including financial resources, which may hinder our ability to operate profitably.

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

WE ARE SUBJECT TO NECESSARY INSURANCE COSTS. Workers’ compensation, employee health, and medical professional and general liability insurance represent significant costs to us. Because we significantly self-insure for workers’ compensation, employee health, medical professional and general liability risks, our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising healthcare costs in general. Further, additional terrorist attacks, such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

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

WE MUST COMPLY WITH PUBLIC COMPANY OBLIGATIONS, INCLUDING SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.  As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, if a public company is either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registered certified public accounting firm auditing such public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. The requirement for a report of management, as currently in effect, was included in our Annual Report on Form 10-K beginning for our fiscal year ended December 31, 2007. The requirement for our auditor to attest on management assessment is not currently required because we are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

TRADING IN OUR COMMON STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MANY OF THEIR SHARES AS THEY WANT AT PREVAILING PRICES. Shares of our common stock are traded on the NYSE Amex market. Approximately 6,607 shares were traded on an average daily trading basis for the year ended December 31, 2010. If limited trading in our common stock continues, it may be difficult for investors to sell the securities acquired by them. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

As of December 31, 2010, we had leases for the following office facilities:

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

ITEM 4.         RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter ended	High	Low
3/31/09	2.50	1.65
6/30/09	3.90	1.70
9/30/09	4.40	3.15
12/31/09	3.45	2.57
3/31/10	3.60	3.00
6/30/10	3.70	3.10
9/30/10	3.50	2.73
12/31/10	3.50	2.75

From January 1, 2011 through March 17, 2011, the high and low sales prices of our common stock were $3.37 and $3.00, respectively.

On March 17, 2011, the closing price of our common stock was $3.20.

As of March 17, 2011, there were 67 shareholders of record of our common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements set forth in this Annual Report on Form 10-K, including under the headings “Business”, “Risk Factors”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those incorporated by reference herein which are not historical constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies for the future of both the Company and its subsidiaries. Such statements may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of words such as “may,”, “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  It is possible that the assumptions made by us for purposes of such forward-looking statements may not be valid and that the results may not materialize.  We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. Except to the extent required by applicable laws or rules, we do not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in future public statements and press releases.

General

Conmed was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As the Company developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. By 2000, Conmed served more than 50% of the county detention healthcare services market in Maryland.  In 2003, the Company began to expand outside of Maryland and by 2007 operated in four states: Kansas, Maryland, Virginia and Washington.

On January 26, 2007, Conmed went public through a reverse merger with Pace, a shell company with no ongoing operations. On March 13, 2007, the public shell changed its name to Conmed Healthcare Management, Inc. In 2008, the Company purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and purchased all of the stock of CMHS, a provider of mental health services in Maryland. As of December 31, 2010, the Company was in contract with, and providing medical services in 38 counties in seven states including: Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington and for the fiscal year ended December 31, 2010 had net revenues primarily from medical services provided to correctional institutions of $60.7 million.

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

A summary of our critical accounting policies is as follows:

Goodwill
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year and there was no impairment at December 31, 2010 or 2009.

Revenue Recognition
Our principal source of revenue is contracts to provide medical assistance to county and municipal correctional facilities. Deferred revenue represents amounts that may be paid in advance of delivery under these contracts.

Most of our contracts call for a fixed monthly fee. In addition, most contracts have incremental charges based on the ADP of the correctional facility or a contractual fee adjustment based on the ADP. Revenues from contracts are recognized ratably for fixed fees, or monthly for contracts with variable charges based on ADP. The timing of each payment varies per contract. Credit terms are not more than thirty days from the date of invoice.

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

Accrued Medical Claims Liability
Medical expenses include the costs associated with medical services provided by off-site medical providers; pharmacy, laboratory and radiology fees; professional and general liability insurance as well as other generally related medical expenses. The cost of medical services provided, administered or contracted for are recognized in the period in which they are provided based in part on estimates for unbilled medical services rendered through the balance sheet date. The Company estimates an accrual for unbilled medical services using available utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and other related costs. Additionally, Company personnel review certain inpatient hospital stays and other high cost medical procedures and expenses in order to attempt to identify costs in excess of the historical average rates. Once identified, reserves are determined which take into consideration the specific facts available at that time.

Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between estimates and actual claims payments are recognized in the period in which the estimates are changed.

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

Results of Operations

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009
The following discussion of financial results below is derived from audited financial statements for the twelve months ended December 31, 2010 and 2009.

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$60,654,586	100.0%	$52,784,559	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	34,548,360	57.0%	29,871,129	56.6%
Medical expenses	12,281,903	20.2%	10,283,969	19.5%
Other operating expenses	2,222,502	3.7%	1,940,000	3.7%
Total healthcare expenses	49,052,765	80.9%	42,095,098	79.7%

Gross profit	11,601,821	19.1%	10,689,461	20.3%

OPERATING EXPENSES:
Selling, general & administrative expenses	8,120,821	13.4%	7,720,525	14.6%
Depreciation and amortization	1,026,808	1.7%	1,971,288	3.7%
Total operating expenses	9,147,629	15.1%	9,691,813	18.4%

Operating income	2,454,192	4.0%	997,648	1.9%

OTHER INCOME (EXPENSE)
Interest income	100,996	0.2%	80,215	0.2%
Interest expense	—	0.0%	(8,294)	0.0%
Gain (loss) on fair value of derivatives	324,085	0.5%	(1,209,715)	(2.3)%
Total other income (expense)	425,081	0.7%	(1,137,794)	(2.2)%

Income (loss) before income taxes	2,879,273	4.7%	(140,146)	(0.3)%

Income tax expense (benefit)	1,330,000	2.2%	(113,000)	(0.2)%

Net income (loss)	$1,549,273	2.6%	$(27,146)	(0.1)%

Revenues
Net revenue from medical services provided primarily to correctional institutions for the twelve months ended December 31, 2010 and 2009, was $60,654,586 and $52,784,559, respectively, which represents an increase of $7,870,027 or 14.9%. Net income was $1,549,273, or 2.6% of revenue, compared to a net loss of $27,146, or 0.1% of revenue, for the twelve months ended December 31, 2010 and 2009, respectively, which represented an improvement of $1,576,419.

Approximately $7,203,825, or 91.5%, of the increase in revenue for the twelve months ended December 31, 2010 compared to the prior twelve months resulted from the addition of the following new medical service contracts since January 1, 2009: Clark County, WA; Coos County, OR; Creek County, OK; Garrett County, MD; Kittitas County, WA; Pima County (Juvenile), AZ; Roanoke City, VA; Virginia Beach, VA; Washington County, MD; and Western Virginia Regional Jail, VA.  Revenue improvement totaling approximately $843,140, or 10.7% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2009. Price increases related to existing service requirements totaled approximately $549,240 or 7.0% of the revenue increase. Partially offsetting the revenue increases above were decreases in other volume related activities totaling $726,178, or 9.2% of the revenue increase, primarily associated with lower inmate populations at certain facilities partially offset by an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $34,548,360, or 57.0% of revenue, for the twelve months ended December 31, 2010, compared to $29,871,129, or 56.6% of revenue, for the twelve months ended December 31, 2009, an increase of $4,677,231, or 15.7%. Approximately 88.7% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the twelve months ended December 31, 2010 and 2009 were $12,281,903, or 20.2% of revenue, and $10,283,969, or 19.5% of revenue, respectively, which represented an increase of $1,997,934 or 19.4%. The increase in spending for medical expenses in absolute dollars primarily reflects expenditures related to medical services both in- and out-of-facility as well as pharmacy services. The increase in medical expenses as a percentage of revenue results, in part, from the new service contracts added since January 1, 2009 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts. Out-of-facility hospital expenses were higher than the prior year reflecting an increase in the number of hospitalization days when compared to 2009.  Additionally, expenses for providing pharmacy services for existing service contracts increased due to increases in pharmaceutical prices as well as an increase in HIV treatment expenditures compared to the prior period.

Other operating expenses
Other operating expenses were $2,222,502, or 3.7% of revenue, for the twelve months ended December 31, 2010, compared to $1,940,000, or 3.7% of revenue, for the twelve months ended December 31, 2009. The increase of $282,502 is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for consulting fees, professional liability insurance, legal fees, office supplies and travel expenses partially offset by a reduction in employment advertising and recruiting expense.

Operating Expenses
Selling, general and administrative expenses
Selling, general and administrative expenses for the twelve months ended December 31, 2010 and 2009 were $8,120,821, or 13.4% of revenue, and $7,720,525, or 14.6% of revenue, respectively. The increased expenditure of $400,296 reflects an increased investment in additional management and administrative personnel that are required to provide support for the new contracts and services added since January 1, 2009, as well as increased corporate advertising and recruiting. These expenses were partially offset by lower legal fees, business development fees, consulting and accounting fees. Stock based compensation for the twelve months ended December 31, 2010 and 2009 was $636,299 and $628,618, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $447,000, or 0.7% of revenue, for the year ended December 31, 2010, compared to $1,370,000, or 2.6% of revenue, for the year ended December 31, 2009. The decrease in amortization expense is related to individual medical service contracts previously acquired becoming fully amortized.  Amortization of non-compete agreements was $305,114, or 0.5% of revenue, for the year ended December 31, 2010, compared to $385,000, or 0.7% of revenue, for the year ended December 31, 2009. The decrease reflects certain individual non-compete agreements related to previous acquisitions becoming fully amortized. Depreciation expense increased to $274,694 for the twelve months ended December 31, 2010 compared to $216,288 for the prior twelve months due primarily to capital expenditures associated with vehicle purchases and medical equipment purchases primarily to support the new medical service contracts.

Interest income
Interest income was $100,996 for the year ended December 31, 2010 compared to $80,215 in 2009. The increase was primarily attributed to higher average cash balances in 2010 compared to 2009.

Interest expense
Interest expense for the years ended December 31, 2010 and 2009 was $0 and $8,294, respectively.

Gain (loss) on fair value of derivatives
As a result of adopting derivative accounting for certain warrants which contain an exercise price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.  As such, on January 1, 2009, we recorded a cumulative adjustment to reclassify $2,399,538 from additional paid-in capital and $366,612 from retained earnings and recorded a $2,766,150 long-term warrant liability to recognize the fair value of such warrants on such date.

During the twelve months ended December 31, 2010 and 2009, we recognized a $356,674 unrealized gain and a $421,861 unrealized loss, respectively.  The decreased expense of $778,535 was primarily the result of our stock price decreasing $0.02 during the twelve months ended December 31, 2010 compared to a $0.87 stock price increase during the twelve months ended December 31, 2009.  Additionally, there were 90,000 fewer warrants subject to fair value accounting as of December 31, 2010 compared to December 31, 2009, primarily due to the amendment of certain warrant agreements to remove the provisions that resulted in liability treatment.

During the twelve months ended December 31, 2010, no warrants were exercised and warrants to purchase 90,000 shares of common stock were amended to remove the exercise price adjustment feature and are now treated as equity.  As of December 31, 2010, we had outstanding warrants to purchase an aggregate of 628,097 shares of common stock that remain subject to derivative accounting.  During the twelve months ended December 31, 2009, warrants to purchase 40,000 shares of common stock were exercised generating $12,000 of net proceeds and warrants to purchase 132,333 shares of common stock were exercised by cashless exercise and as a result, a total of 155,783 shares of common stock were issued.  During the year ended December 31, 2009, warrants to purchase 814,570 shares of common stock were amended to remove the provisions that resulted in liability treatment and are now treated as equity.

The following table summarizes the change in fair value for the twelve months ended December 31:

	2010	2009
Fair value of warrants outstanding as of January 1	$1,299,450	$2,766,150
Realized loss on warrants	32,590	787,854
Unrealized (gain) loss on warrants	(356,674)	421,861
Fair value of warrants transferred to equity upon amendment	(282,670)	(2,233,477)
Fair value of warrants exercised	—	(442,938)
Fair value of warrants outstanding as of December 31	$692,696	$1,299,450

Income tax expense
Our effective tax rate was 46.2% during the twelve months ended December 31, 2010 which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $1,330,000 for the twelve months ended December 31, 2010 compared to an income tax benefit of $113,000 for the twelve months ended December 31, 2009.

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

Management evaluated all available evidence, both negative and positive, and determined that it is more likely than not that all of the remaining deferred tax assets, excluding net operating loss carryforwards and research and development credit carryforwards due to limitations on change of control under Section 382 of the IRC, will be realized and a valuation allowance is not required based upon the following:

•	the Company’s history of generating taxable income;

•	taxable income has been increasing year over year since the Company became public; and

•	management projects taxable income continuing to increase and believes that it is more likely than not that the Company can continue to generate taxable income in the foreseeable future.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009
Cash as of December 31, 2010 and December 31, 2009 was $13,270,089 and $11,056,143, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for the next twelve months.

Cash Flows from Operating Activities
Cash flow from operating activities for the twelve months ended December 31, 2010 totaled $2,691,721, reflecting a net income of $1,549,273 plus $1,208,522 in adjustments for non-cash expenses such as amortization of intangible assets of $752,114, amortization of long-term customer agreement of $87,500, stock-based compensation of $636,299, depreciation of $274,694 and deferred income taxes of $18,000, partially offset by the change in fair value of derivatives of $324,085 and the income tax benefit for warrant exercises of $236,000.  Changes in working capital components used $66,074, reflective of increases in accounts receivable of $420,793, prepaid expenses of $293,399 and deposits of $44,925 as well as decreases in deferred revenue of $419,612, partially offset by increases in accounts payable of $323,319, accrued expenses of $735,174 and income taxes payable of $54,162.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2010 and was partially offset by a decrease in receivables related to existing contracts.  The increase in prepaid expenses resulted primarily from an increased prepayment of our annual professional liability insurance policy in October 2010 as a result of new medical service contracts and increased premiums on existing contracts, as well as an increase in other corporate prepaid assets.  The increase in deposits resulted primarily from a bid deposit required for a request for proposal which will be refunded upon award of the contract.  Deferred revenue decreased primarily as a result of a reduction in advance customer payments received prior to quarter end.  The increase in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  The increase in accounts payable resulted primarily from increased expenditures related to the addition of new medical service contracts as well as the timing of vendor payments in relation to year end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wages and employee benefits accrual covering one additional day as compared to the twelve month period ended December 31, 2009 and was partially offset by lower corporate expense accruals primarily related to legal expenses.

Cash flow from operating activities for the twelve months ended December 31, 2009 totaled $4,308,372, reflecting a net loss of $27,146 offset by $2,971,621 in adjustments for non-cash expenses such as the change in fair value of derivatives of $1,209,715, amortization of $1,755,000 and stock-based compensation of $628,618 partially offset by deferred income taxes of $838,000.  Changes in working capital components generated an additional $1,363,897, reflective of increases in accounts payable of $409,239, accrued expenses of $852,421, income taxes payable of $117,620 and deferred revenue of $456,911 partially offset by an increase in prepaid expenses of $573,662.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to year end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts in addition to the wage accrual covering one additional day as compared to the twelve month period ended December 31, 2008 and increased accruals associated with legal expenses.  The increase in income taxes payable resulted primarily from our increased taxable income, resulting in taxes payable in excess of scheduled estimated tax payments.  The increase in deferred revenue resulted primarily from an increase in advance customer payments for services to be provided in the future.  The increase in prepaid expenses resulted primarily from the prepayment of our annual professional liability insurance policy in October.

Cash Flows from Investing Activities
Cash flow from investing activities for the twelve months ended December 31, 2010 used $720,072.  Purchases of property and equipment used $310,304 primarily for purchases of vehicles, computer equipment and medical equipment.  The purchase of the assets of a small mobile imaging company used $147,268.  Service contract extension costs used $262,500.

Cash flow from investing activities for the twelve months ended December 31, 2009 used $567,953.  Purchases of property and equipment used $292,562 primarily for purchases of vehicles, computer equipment and medical equipment.  The acquisition of CMHS used $187,891 primarily related to payment of the holdback.  Service contract extension costs used $87,500.

Cash Flows from Financing Activities
Cash flow from financing activities for the twelve months ended December 31, 2010 provided $242,297.  Proceeds from the exercise of stock options provided $6,297 and the income tax benefit from the exercise of warrants provided $236,000.

Cash flow from financing activities for the twelve months ended December 31, 2009 used $156,416.  Proceeds from the exercise of warrants and stock options of $48,812 were offset by $100,000 used to pay off the line of credit we assumed with the CMHS acquisition and $105,228 used to pay off all other loans.

Loans
As of December 31, 2010, we had no outstanding loans.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of December 31, 2010, we had four performance bonds totaling $9,023,808 and two payment bonds for $2,891,925, totaling $11,915,733. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2010:

	Total	Current	2 - 3 years	4 - 5 years	Thereafter
Equipment leases	173,878	65,370	77,354	31,154	—
Automobile leases	11,608	11,608	—	—	—
Office space leased	316,159	155,945	160,214	—	—
Total	$501,645	$232,923	$237,568	$31,154	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of December 31, 2010, we have entered into 63 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s or municipality’s option. The original terms of the contracts are from one to nine years. These medical service contracts have potential future service contract revenue of $177 million as of December 31, 2010, with a weighted-average term of 3.6 years, of which approximately $60 million relates to the initial contract period and approximately $117 million relates to the option renewal periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Conmed Healthcare Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Conmed Healthcare Management, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 5 to the consolidated financial statements, effective January 1, 2009, Conmed Healthcare Management, Inc. and subsidiaries adopted the provisions of Accounting Standards Codification Topic 815-40 and reclassified certain warrants previously classified as an equity instrument to a liability.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
March 24, 2011

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,270,089	$11,056,143
Accounts receivable	2,698,867	2,278,074
Prepaid expenses	1,158,660	865,261
Deferred taxes	144,000	102,000
Total current assets	17,271,616	14,301,478
PROPERTY AND EQUIPMENT, NET	686,116	605,578
DEFERRED TAXES	1,321,000	1,381,000
OTHER ASSETS
Service contracts acquired, net	466,500	984,000
Non-compete agreements, net	216,892	436,667
Goodwill	6,263,705	6,263,705
Deposits	56,475	11,549
Total other assets	7,003,572	7,695,921
	$26,282,304	$23,983,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,812,817	$1,489,498
Accrued expenses	4,619,613	4,146,940
Deferred revenue	599,033	1,018,645
Taxes payable	368,162	550,000
Total current liabilities	7,399,625	7,205,083
DERIVATIVE FINANCIAL INSTRUMENTS	692,696	1,299,450
SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,835,319 and 12,629,572 shares as of December 31, 2010 and 2009, respectively	1,284	1,263
Additional paid-in capital	38,991,145	37,829,900
Accumulated deficit	(20,802,446)	(22,351,719)
Total shareholders’ equity	18,189,983	15,479,444
	$26,282,304	$23,983,977

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Service contract revenue	$60,654,586	$52,784,559

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	34,548,360	29,871,129
Medical expenses	12,281,903	10,283,969
Other operating expenses	2,222,502	1,940,000
Total healthcare expenses	49,052,765	42,095,098

Gross profit	11,601,821	10,689,461

Selling and administrative expenses	8,120,821	7,720,525
Depreciation and amortization	1,026,808	1,971,288
Total operating expenses	9,147,629	9,691,813

Operating income	2,454,192	997,648

OTHER INCOME (EXPENSE)
Interest income	100,996	80,215
Interest expense	—	(8,294)
Gain (loss) on fair value of derivatives	324,085	(1,209,715)
Total other income (expense)	425,081	(1,137,794)

Income (loss) before income taxes	2,879,273	(140,146)
Income tax expense (benefit)	1,330,000	(113,000)
Net income (loss)	$1,549,273	$(27,146)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.12	$(0.00)
Diluted	$0.09	$(0.00)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,678,011	12,566,382
Diluted	14,256,364	12,566,382

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred	Preferred	Common	Common	Additional	Retained Earnings
	Stock	Stock	Stock	Stock	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2008	-	$-	12,457,539	$1,246	$36,875,610	$(21,957,961)	$14,918,895
Cumulative effect of change in accounting principle January 1, 2009 reclassification of embedded feature of equity-linked financial instrument to derivative liability, at fair value	-	-	-	-	(2,399,538)	(366,612)	(2,766,150)
Exercise of warrants and options	-	-	172,033	17	491,733	-	491,750
Stock option expense	-	-	-	-	628,618	-	628,618
Reclassification of warrants due to removal of embedded feature of equity-linked financial instrument, at fair value	-	-	-	-	2,233,477	-	2,233,477
Net loss	-	-	-	-	-	(27,146)	(27,146)
Balance, December 31, 2009	-	-	12,629,572	1,263	37,829,900	(22,351,719)	15,479,444
Exercise of warrants and options [including tax benefit of $236,000]	-	-	205,747	21	242,276	-	242,297
Stock option expense	-	-	-	-	636,299	-	636,299
Reclassification of warrants due to removal of embedded feature of equity-linked financial instrument, at fair value	-	-	-	-	282,670	-	282,670
Net income	-	-	-	-	-	1,549,273	1,549,273
Balance, December 31, 2010	-	$-	12,835,319	$1,284	$38,991,145	$(20,802,446)	$18,189,983

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,549,273	$(27,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	274,694	216,288
Amortization	752,114	1,755,000
Stock-based compensation	636,299	628,618
(Gain) loss on fair value of derivatives	(324,085)	1,209,715
Amortization of long-term customer agreement	87,500	—
Deferred income taxes	18,000	(838,000)
Income tax benefit for warrant exercises	(236,000)	—
Changes in working capital components
(Increase) decrease in accounts receivable	(420,793)	97,509
(Increase) in prepaid expenses	(293,399)	(573,662)
(Increase) decrease in deposits	(44,925)	3,859
Increase in accounts payable	323,319	409,239
Increase in accrued expenses	735,174	852,421
Increase in income taxes payable	54,162	117,620
Increase (decrease) in deferred revenue	(419,612)	456,911
Net cash provided by operating activities	2,691,721	4,308,372

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(310,304)	(292,562)
Stock purchase of CMHS, LLC	—	(187,891)
Asset purchase	(147,268)	—
Service contract extensions	(262,500)	(87,500)
Net cash used in investing activities	(720,072)	(567,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	—	(100,000)
Payments on loans payable	—	(105,228)
Income tax benefit from warrant exercises	236,000	—
Proceeds from exercise of warrants and stock options	6,297	48,812
Net cash provided by (used in) financing activities	242,297	(156,416)

Net increase in cash and cash equivalents	2,213,946	3,584,003

CASH AND CASH EQUIVALENTS
Beginning	11,056,143	7,472,140
Ending	$13,270,089	$11,056,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$—	$8,294
Income taxes paid	$1,493,838	$600,140

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

On January 26, 2007, we acquired Conmed, Inc. (“Conmed, Inc.”), a privately-owned provider of correctional healthcare services (the “Acquisition”). Conmed, Inc. was formed as a corporation on June 10, 1987 in the State of Maryland for the purpose of providing healthcare services exclusively to county detention centers located in Maryland. As Conmed, Inc. developed, it accepted more contracts for additional services including mental health, pharmacy and out-of-facility healthcare. By 2000, Conmed, Inc. served more than 50% of the county detention healthcare services market in Maryland. In 2003, Conmed, Inc. began to expand outside of Maryland and by 2007 operated in four states: Kansas, Maryland, Virginia and Washington.

On January 26, 2007, Conmed went public through a reverse merger with Pace Health Management Systems, Inc. (“Pace”),a shell company with no ongoing operations.  On March 13, 2007, the public shell changed its name to Conmed Healthcare Management, Inc. In 2008, the Company purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and purchased all of the stock of Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in Maryland.  As of December 31, 2010, the Company was in contract with, and providing medical services in 38 counties in seven states including: Arizona, Kansas, Maryland, Oklahoma, Oregon, Virginia and Washington.

NOTE 2.	Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

A summary of our significant accounting policies is as follows:

Accounting Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our methods of revenue recognition from contracts are based primarily on fixed monthly fees adjusted for certain variable contract elements and have little reliance on estimates.  Accrued expenses and accrued medical claims liability are based primarily on estimates. Actual results could differ from those estimates.

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

Service Contracts Acquired
There are material costs in obtaining a customer list, especially customers with recurring revenue streams. The value of service contracts acquired is represented by the future revenue streams, therefore, the income approach is the most applicable fair value measurement approach to value these assets. The operating income streams of service contracts acquired are calculated based on the net present value of estimated earnings. Operating income streams are estimated on a contract by contract basis and an overall cost factor is used to estimate management expenses.  Service contracts acquired are amortized on a straight-line basis over the life of each individual contract.

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

Goodwill
We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year and no impairment was indicated at December 31, 2010 or 2009.

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted of interest-bearing money market accounts at a commercial bank.

Concentration of Credit Risk
We maintain cash in bank deposit accounts that at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments
Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and derivative financial instruments. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of derivative financial instruments is estimated using the Black-Scholes option pricing model.  The same assumptions are used to record financial instruments acquired through acquisition at fair value.

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

Accounts Receivable
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

Property and Equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line and accelerated methods of depreciation over the estimated useful lives of three to seven years. It is our policy to capitalize purchases of property and equipment that benefit future periods. Repairs and maintenance costs are expensed when incurred.

Accrued Medical Claims Liability
Medical expenses include the costs associated with medical services provided by off-site medical providers; pharmacy, laboratory and radiology fees; professional and general liability insurance as well as other generally related medical expenses. The cost of medical services provided, administered or contracted for are recognized in the period in which they are provided based in part on estimates for unbilled medical services rendered through the balance sheet date. The Company estimates an accrual for unbilled medical services using available utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and other related costs. Additionally, Company personnel review certain inpatient hospital stays and other high cost medical procedures and expenses in order to attempt to identify costs in excess of the historical average rates. Once identified, reserves are determined which take into consideration the specific facts available at that time.

Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between estimates and actual claims payments are recognized in the period in which the estimates are changed.

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

Basic and Diluted Earnings (Loss) Per Share
We have adopted guidance on earnings per share which requires us to present basic and diluted income (loss) per share amounts. Basic income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method).

New Accounting Pronouncements
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

NOTE 3.        Business Combination
In January 2010, we purchased approximately $45,000 and $102,000 of fixed assets and intangible assets, respectively, from a small mobile imaging company to expand the base of services that we provide to our customers, as such services were previously subcontracted.  This acquisition did not have a material impact on our financial position or results of operations and therefore additional information has not been presented.

NOTE 4.        Common Stock Warrants
On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, we completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 of the proceeds of the Private Placement were paid directly to the Conmed, Inc. stockholders as consideration for the sale of Conmed Inc.’s capital stock.   In connection with the Private Placement, we sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of its Series B Convertible Preferred Stock, (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of its common stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of its common stock at an exercise price equal to $2.50 per share (such units, the “Units”). In connection with the sale of the Units, we retained Maxim Group LLC, a NASD member broker-dealer as our exclusive placement agent (the “Placement Agent”). The Placement Agent received a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares).

Pre-Acquisition Warrants @ $0.30 per share
On October 24, 2005, Pace issued 37,500 warrants to purchase common stock, as adjusted for the 1 for 20 reverse stock split. Of these warrants, 30,000 were issued to John Pappajohn, Pace’s sole director and acting chairman, and the remaining 7,500 warrants were issued to his designees. The warrants were issued as compensation for past services rendered and all warrants were immediately vested. The warrants had an exercise price of $10.00, which exceeded the market price of Pace’s common stock at the time of issuance. The value of the warrants was separately estimated at $0.20 per share or $10,000 based on the Black-Scholes valuation of the call option associated with a five-year warrant. As part of the negotiations for the Private Placement, Mr. Pappajohn relinquished the 30,000 warrants that were issued to him, and the remaining 7,500 warrants issued to his designees were adjusted to 250,000 warrants to purchase common stock exercisable at $0.30 per share, which expired October 23, 2010, if not exercised.

Investor Warrants @ $0.30 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 25% of such investor’s subscription amount, divided by the conversion price of the Series B Convertible Preferred Stock, with an exercise price equal to $0.30. As a result, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share, expiring March 13, 2012.

Investor Warrants @ $2.50 per share
In connection with the Private Placement, each investor received a warrant to purchase up to a number of shares of common stock equal to 8.3% of such investor’s subscription amount, divided by the conversion price of the Series B Convertible Preferred Stock, with an exercise price equal to $2.50 per share. As a result, we issued to investors warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share, expiring March 13, 2012.

Placement Agent Warrants @ $2.75 per share
In connection with the Private Placement, we issued to the Placement Agent, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Convertible Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012.

Consultant Warrant @ $3.72 per share
In connection with a consulting agreement dated July 24, 2007, we issued to a consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $3.72 per share expiring July 24, 2011. The warrant vested over one year and was contingent upon the continued service to the Company of the warrant holder.

Consultant Warrants @ $1.85 per share
In connection with the asset purchase of EMDC, we issued warrants to two consultants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vested immediately and expire February 28, 2013. The warrants were valued at $50,013 as of the date of grant using the fair value method. This expense was included in the cost of assets purchased.

Summary
The following table summarizes the warrant activity for the twelve months ended December 31, 2010:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrant	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.48
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667
Warrants exercised	223,000	—	—	—	—	—	223,000
Warrants outstanding as of December 31, 2010	—	813,000	496,667	300,000	20,000	80,000	1,709,667

The following table summarizes the warrant activity for the twelve months ended December 31, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants	Consultant Warrant	Consultant Warrants	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.35
Warrants outstanding as of December 31, 2008	225,000	980,000	500,000	300,000	20,000	80,000	2,105,000
Warrants exercised	2,000	167,000	3,333	—	—	—	172,333
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667

NOTE 5.	Fair Value of Warrants
As a result of adopting derivative accounting for certain warrants which contain an exercise price adjustment feature, effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  As a result, on January 1, 2009, we recorded a cumulative adjustment to reclassify $2,399,538 from additional paid-in capital and $366,612 from retained earnings and recorded a $2,766,150 long-term warrant liability to recognize the fair value of such warrants on such date.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and the assumptions we use are set forth below.  The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve and the expected life is based on our estimate of warrant exercises since historical data is not available.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Pre-Acquisition Warrants @ $0.30 per share

Black-Scholes assumptions	January 1, 2009
Expected life (years)	0.9
Expected volatility	82.51%
Risk-free interest rate	0.8%
Expected dividend yield	0.0%

As of December 31, 2009, all pre-acquisition warrants subject to fair value accounting were exercised or amended to remove the provisions that resulted in liability treatment and all such amended warrants are now treated as equity.  As such, no remaining liability exists for these warrants.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	December 31, 2010	December 31, 2009
Expected life (years)	0.9	1.5
Expected volatility	29.86%	79.59%
Risk-free interest rate	0.3%	1.4%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	December 31, 2010	December 31, 2009
Expected life (years)	0.9	1.5
Expected volatility	29.86%	79.59%
Risk-free interest rate	0.3%	1.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes the warrant activity subject to fair value accounting for the twelve months ended December 31, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2009	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	90,000	—	90,000
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	628,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2009	$615,280	$684,170	$1,299,450
Realized loss on warrants	32,590	—	32,590
Unrealized gain on warrants	(3,663)	(353,011)	(356,674)
Fair value of warrants transferred to equity upon amendment	(282,670)	—	(282,670)
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$692,696

The following table summarizes the warrant activity subject to fair value accounting for the twelve months ended December 31, 2009:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of January 1, 2009	225,000	980,000	500,000	1,705,000
Warrants exercised	(2,000)	(167,000)	(3,333)	(172,333)
Warrants amended	(223,000)	(591,570)	-	(814,570)
Warrants outstanding subject to fair value accounting as of December 31, 2009	-	221,430	496,667	718,097

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of January 1, 2009	$428,221	$1,882,701	$455,228	$2,766,150
Realized loss on warrants	142,017	638,364	7,473	787,854
Unrealized loss on warrants	—	189,885	231,976	421,861
Fair value of warrants transferred to equity upon amendment	(562,653)	(1,670,824)	-	(2,233,477)
Fair value of warrants exercised	(7,585)	(424,846)	(10,507)	(442,938)
Fair value of warrants outstanding as of December 31, 2009	$—	$615,280	$684,170	$1,299,450

As of December 31, 2010, we had outstanding warrants to purchase an aggregate of 1,709,667 shares of common stock, of which warrants to purchase 628,097 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $2.04 and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements
The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of December 31, 2010 and 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$692,696	$—	$—	$692,696

	As of December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$1,299,450	$—	$—	$1,299,450

Equity-linked financial instruments consist of stock warrants issued by the Company that contain an exercise price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the twelve months ended December 31, 2010, we recognized a $356,674 unrealized gain and a $32,590 realized loss and during the twelve months ended December 31, 2009, we recognized a $421,861 unrealized loss and a $787,854 realized loss related to the change in fair value of the financial instruments which is included in Other Income (Expense) on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the twelve months ended December 31:

	2010	2009
Balance as of January 1	$1,299,450	$2,766,150
Transfers into level 3	—	—
Transfers out of level 3	(282,670)	(2,233,477)
Sales of equity-linked financial instruments	—	(442,938)
Realized loss related to the change in fair value	32,590	787,854
Unrealized (gain) loss related to the change in fair value	(356,674)	421,861
Balance as of December 31	$692,696	$1,299,450

NOTE 7.	Common Stock Options
Common Stock Options
The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). On May 25, 2010, the 2007 Plan was amended to increase the total number of shares available for grant from 2,350,000 to 3,100,000.  The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

The table below reflects option activity for the period indicated:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	2,002,917	$2.21
Granted	448,000	3.29
Forfeited	(49,416)	2.79
Cancelled	(3,646)	2.37
Exercised	(3,021)	2.08
Outstanding, December 31, 2010	2,394,834	$2.40	7.01	$1,697,674

Exercisable at December 31, 2010	1,746,711	$2.17	6.28	$1,563,933

Remaining shares available for grant	685,895

During the twelve months ended December 31, 2010 and 2009, we recorded stock-based compensation expense net of reversals for forfeited options totaling $636,299 and $628,618, respectively.

As of December 31, 2010, stock-based compensation expense not yet recognized in income totaled $1,082,516, which is expected to be recognized over a weighted-average remaining period of 2.9 years. The total grant date fair value of stock options vested during the years ended December 31, 2010 and 2009 was $559,156 and $717,659, respectively.

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

The fair value of our stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31, 2010 and 2009:

	2010	2009
Expected life (years)	6.0	6.0
Expected volatility	75.41%	75.03%
Risk-free interest rate	1.7%	2.3%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$2.11	$2.05

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price Range	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.99	23,500	7.15	$1.65	16,647	$1.65
$2.00 - $2.49	1,675,667	6.35	$2.07	1,515,657	$2.05
$2.50 - $2.99	44,500	6.38	$2.59	42,772	$2.58
$3.00 - $3.49	651,167	8.74	$3.27	171,635	$3.22

	2,394,834	7.01	$2.40	1,746,711	$2.17

NOTE 8.	Property and Equipment
A summary of property and equipment is as follows:

	December 31, 2010	December 31, 2009
Furniture	$248,454	$245,388
Equipment	248,166	147,976
Computers	318,104	448,574
Software	180,582	—
Vehicles	276,514	200,355
Assets not yet placed in service	67,500	—
Total	1,339,320	1,042,293
Accumulated depreciation and amortization	(653,204)	(436,715)
Property and equipment, net	$686,116	$605,578

NOTE 9.	Accrued Expenses
A summary of accrued expenses is as follows:

	December 31, 2010	December 31, 2009
Accrued salaries and employee benefits	$3,245,529	$2,458,087
Accrued medical claims liability	892,016	995,624
Other	482,068	693,229
Total accrued expenses	$4,619,613	$4,146,940

NOTE 10.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per-share for the twelve months ended December 31:

	2010	2009
Numerator:
Net income (loss) for basic earnings per share	$1,549,273	$(27,146)
Subtractions:
Change in fair value of derivatives	(324,085)	—
Net income (loss) for diluted earnings per share	$1,225,188	$(27,146)

Denominator:
Weighted-average basic shares outstanding	12,678,011	12,566,382
Assumed conversion of dilutive securities
Stock options	498,342	—
Warrants	1,080,011	—
Potentially dilutive common shares	1,578,353	—

Denominator for diluted earnings per share – Adjusted weighted average shares	14,256,364	12,566,382

Earnings (loss) per common share:
Basic	$0.12	$(0.00)
Diluted	$0.09	$(0.00)

Common stock warrants and options outstanding totaling 633,167 and 3,915,584 shares, respectively, are not included in diluted earnings per common share for the years ended December 31, 2010 and 2009, respectively, as they would have an antidilutive effect upon earnings per common share.

NOTE 11.	401(k) Plan
We offer a 401(k) plan for the benefit of substantially all of the employees of Conmed, Inc. and Conmed Oregon, Inc. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant’s contribution up to 4% of eligible compensation. We also can provide a profit sharing contribution at our discretion. Expenses related to this plan totaled $263,406 and $181,592 for the years ended December 31, 2010 and 2009, respectively.

We offer a SIMPLE IRA plan for the benefit of substantially all of the employees of CMHS.  The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant’s contribution up to 3% of eligible compensation.  In lieu of a matching contribution, we can provide a nonelective contribution equal to 2% of calendar year compensation.  Expenses related to this plan totaled approximately $31,900 and $27,412 for the years ended December 31, 2010 and 2009, respectively.

NOTE 12.	Operating Leases
We lease office space and various equipment under certain noncancelable operating leases, which expire at various dates through 2015.

Future minimum annual lease payments at December 31, 2010 are as follows:

Twelve Months ending December 31,:
2011	$232,923
2012	199,923
2013	37,645
2014	19,572
2015	11,582
Total	$501,645

Operating lease expense was $271,984 and $325,207 for the years ended December 31, 2010 and 2009, respectively.

NOTE 13.	Major Customers and Commitments
During the twelve months ended December 31, 2010 and 2009 we had approximate sales with major customers and related approximate receivables (payables) as follows:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Revenue	Receivable (Payable)	Revenue	Receivable (Payable)
Company A	$6,245,000	$—	$6,076,000	$77,000
Company B	9,552,000	(32,000)	9,651,000	(25,000)

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At December 31, 2010, the Company had $11,915,733 in outstanding bonds.

NOTE 14.	Amortization Expense

Service Contracts Acquired
Projected amortization of service contracts for the next five years:

Twelve Months ending December 31,:	Amortization
2011	$337,000
2012	118,500
2013	11,000
2014	—
2015	—
$466,500

Accumulated amortization of service contracts as of December 31, 2010 and 2009 was $5,311,000 and $4,864,000, respectively.

Service contract amortization expense recognized was $447,000 and $1,370,000 for the twelve months ended December 31, 2010 and 2009, respectively.

Non-Compete Agreements
Projected amortization of non-compete agreements for the next five years:

Twelve Months ending December 31,:	Amortization
2011	$110,670
2012	59,556
2013	46,666
2014	—
2015	—
$216,892

Accumulated amortization of non-compete agreements as of December 31, 2010 and 2009 was $1,268,447 and $963,333, respectively.

Non-compete amortization expense recognized was $305,114 and $385,000 for the twelve months ended December 31, 2010 and 2009, respectively.

NOTE 15.	Revenue Recognition
Following is a reconciliation of our service contract revenue to net revenue reflecting adjustments related to minimum staffing requirements and liquidated damages as well as stop/loss reimbursements for the twelve months ended December 31,:

	2010	2009
Service contract revenue	$58,906,000	$52,152,000
Staffing adjustments and liquidated damages	(393,000)	(623,000)
Stop/loss reimbursements	2,142,000	1,256,000
Net revenue	$60,655,000	$52,785,000

NOTE 16.	Income Tax Matters
The components of income tax expense (benefit) for the twelve months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current tax expense	$1,312,000	$725,000
Deferred tax expense (benefit)	18,000	(838,000)
Income tax expense (benefit)	$1,330,000	$(113,000)

Approximate deferred taxes consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax asset
Intangible assets	$1,916,000	$1,805,000
Other timing differences	300,000	233,000
	2,216,000	2,038,000

Deferred tax liabilities
Goodwill	(579,000)	(412,000)
Depreciation	(172,000)	(143,000)

Net deferred tax assets	$1,465,000	$1,483,000

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

Management evaluated all available evidence, both negative and positive, and determined that it is more likely than not that all of the remaining deferred tax assets, excluding NOLs and RDCs, will be realized and a valuation allowance is not required based upon the following:

•	the Company’s history of generating taxable income;

•	taxable income has been increasing year over year since the Company became public; and

•	management projects taxable income continuing to increase and believes that it is more likely than not that the Company can continue to generate taxable income in the foreseeable future.

The provision for income taxes for the years ended December 31, 2010 and 2009 differs from the approximate amount of income tax expense (benefit) determined by applying the U.S. Federal income tax rate to pre-tax income (loss), due to the following:

	2010	2009
Computed federal income tax expense (benefit)	$979,000	$(48,000)
State income taxes	159,000	102,000
Other, including permanent differences	107,000	(42,000)
Permanent difference related to stock options	195,000	173,000
Permanent difference related to derivative financial instruments	(110,000)	411,000
Change in valuation allowance	—	(709,000)
Current income tax expense (benefit) as shown in the statement of operations	1,330,000	(113,000)
Tax benefit of warrant exercises reported in additional paid in capital	(236,000)	—
Total tax expense (benefit) shown in financial statements	$1,094,000	$(113,000)

The Company adopted guidance on accounting for uncertainty in income taxes effective January 1, 2007.  Our Federal, Arizona, Iowa, Kansas, Maryland, Oregon, Oklahoma and Virginia tax returns remain open for examination for years subsequent to 2006.  The Company currently has not recorded a liability for uncertain tax positions.

NOTE 17.	Related Party Transactions
During the fourth quarter of 2009, we recorded a $29,633 accrued liability to Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company, for acquisition advisory services and this was paid during the first quarter of 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies that are neither accelerated filers nor large accelerated filers from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and permits the Company to provide only management’s report in this Annual Report.

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

Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3).  The other information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,394,834	$2.40	685,895
Equity compensation plans not approved by security holders (2)	400,000	2.62	—
Total	2,794,834	$2.43	685,895

(1)	The “Equity compensation plans approved by security holders” consist of the 2007 Stock Option Plan.
(2)
The “Equity compensation plans not approved by security holders” consist of a consultant warrant issued in 2007 for investor relations services, consultant warrants issued in 2008 to two employees of Equity Dynamics, Inc. in connection with the asset purchase of EMDC (the “Asset Purchase”) and placement agent warrants issued in 2007 to Maxim Group LLC in connection with the private placement (the “Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants.

Consultant Warrant.  In connection with a consulting agreement dated July 24, 2007, we issued to a consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $3.72 per share expiring July 24, 2011. The warrant vested over one year and was contingent upon the continued service to the Company of the warrant holder.

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

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.  If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.  If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.  If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  (1). Financial Statements.

See index to Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a)  (3).  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Second Amended and Restated Bylaws (16)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Convertible Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 26, 2007, by and between Richard W. Turner and Pace Health Management Systems, Inc. (7) *

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc.(7) *

10.9	Employment Letter Agreement dated August 21, 2006, by and between Thomas Fry and Pace Health Management Systems, Inc. (7) *

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (7) *

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc.(4) *

10.12	Amendment No. 1 to the 2007 Stock Option Plan (15) *

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (8)

10.14	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and Conmed, Inc., as amended (8)

10.15	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and Conmed, Inc., as amended (8)

10.16	Agreement dated April 25, 2005, by and between Howard County and Conmed, Inc., as amended (8)

10.17	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (8)

10.18	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and Conmed, Inc., as amended (8)

10.19	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and Conmed, Inc. (8)

10.20	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (9)

10.21	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (9)

10.22	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (10)

10.23	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.24	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.25	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (10)

10.26	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (10)

10.27	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007 (11)

10.28	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department (12)

10.29	Medical Service Agreement with Charles County, Maryland dated July 2, 2008 (13)

10.30	Professional Services Contract with Pima County, Arizona dated August 1, 2008 (13)

10.31	Inmate Health Services Agreement, effective as of February 1, 2009, by and between Conmed, Inc. and the Western Virginia Regional Jail Authority (14)

10.32	Retirement Agreement, dated July 1, 2010, by and between Conmed Healthcare Management, Inc. and Howard M. Haft, M.D. (17) *

21	Subsidiaries **

23.1	Consent of McGladrey & Pullen, LLP dated March 24, 2011 **

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 29, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2007
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2010
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

March 24, 2011
	By:	/s/ Richard W. Turner
Richard W. Turner, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

March 24, 2011
By	/s/ Richard W. Turner
Richard W. Turner, Chairman and Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Thomas W. Fry
Thomas W. Fry, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Edward B. Berger
Edward B. Berger, Director

By	/s/ John W. Colloton
John W. Colloton, Director

By	/s/ Charles Crocker
Charles Crocker, Director

By	/s/ John Pappajohn
John Pappajohn, Director

By	/s/ Jeffery W. Runge
Jeffery W. Runge, Director