Form 10-K/A
period 2010-12-31
Conmed Healthcare Management, Inc.
filed 2011-03-24
CIK 943324

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

The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of March 24, 2011:  12,841,986

DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference:
Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders	Part III of the Annual Report on Form 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed by Conmed Healthcare Management, Inc., a Delaware corporation (the “Company”), with the United States Securities and Exchange Commission on March 24, 2011 (the “Annual Report”), is filed for the sole purpose of including Exhibit 23.1, the auditor’s consent, which was inadvertently omitted from the previously filed Annual Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

Other than the inclusion of Exhibit 23.1, there are no changes to the information contained in the Annual Report and this Amendment does not reflect events occurring after the Annual Report, or modify or update the disclosures therein in any way.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  (1). Financial Statements.

See index to Consolidated Financial Statements under Item 8 in Part II of the Company's Annual Report on Form 10-K filed on March 24, 2011 where these documents are listed.

(a)  (3).  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Second Amended and Restated Bylaws (16)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Convertible Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 26, 2007, by and between Richard W. Turner and Pace Health Management Systems, Inc. (7) *

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc.(7) *

10.9	Employment Letter Agreement dated August 21, 2006, by and between Thomas Fry and Pace Health Management Systems, Inc. (7) *

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (7) *

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc.(4) *

10.12	Amendment No. 1 to the 2007 Stock Option Plan (15) *

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (8)

10.14	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and Conmed, Inc., as amended (8)

10.15	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and Conmed, Inc., as amended (8)

10.16	Agreement dated April 25, 2005, by and between Howard County and Conmed, Inc., as amended (8)

10.17	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (8)

10.18	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and Conmed, Inc., as amended (8)

10.19	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and Conmed, Inc. (8)

10.20	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (9)

10.21	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (9)

10.22	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (10)

10.23	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.24	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.25	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (10)

10.26	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (10)

10.27	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007 (11)

10.28	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department (12)

10.29	Medical Service Agreement with Charles County, Maryland dated July 2, 2008 (13)

10.30	Professional Services Contract with Pima County, Arizona dated August 1, 2008 (13)

10.31	Inmate Health Services Agreement, effective as of February 1, 2009, by and between Conmed, Inc. and the Western Virginia Regional Jail Authority (14)

10.32	Retirement Agreement, dated July 1, 2010, by and between Conmed Healthcare Management, Inc. and Howard M. Haft, M.D. (17) *

21	Subsidiaries (18)

23.1	Consent of McGladrey & Pullen, LLP dated March 24, 2011 **

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 29, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2007
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2010
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2010
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 24, 2011

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