Form 10-Q
period 2011-03-31
Conmed Healthcare Management, Inc.
filed 2011-05-11
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 11, 2011
Common Stock, $0.0001 par value per share	12,846,288

CONMED HEALTHCARE MANAGEMENT, INC.

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,984,226	$13,270,089
Accounts receivable	2,373,422	2,698,867
Prepaid expenses	918,307	1,158,660
Deferred taxes	156,000	144,000
Total current assets	17,431,955	17,271,616
PROPERTY AND EQUIPMENT, NET	760,570	686,116
DEFERRED TAXES	1,274,000	1,321,000
OTHER ASSETS
Service contracts acquired, net	361,750	466,500
Non-compete agreements, net	180,225	216,892
Goodwill	6,263,705	6,263,705
Deposits	31,274	56,475
Total other assets	6,836,954	7,003,572
	$26,303,479	$26,282,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,469,477	$1,812,817
Accrued expenses	4,419,537	4,619,613
Taxes payable	216,862	368,162
Deferred revenue	669,786	599,033
Total current liabilities	6,775,662	7,399,625
DERIVATIVE FINANCIAL INSTRUMENTS	817,343	692,696
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 12,846,288 and 12,835,319 shares as of March 31, 2011 and December 31, 2010, respectively	1,285	1,284
Additional paid-in capital	39,117,737	38,991,145
Accumulated deficit	(20,408,548)	(20,802,446)
Total shareholders' equity	18,710,474	18,189,983
	$26,303,479	$26,282,304
See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Service contract revenue	$16,311,093	$14,751,971

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	9,295,969	8,215,300
Medical expenses	3,419,644	3,139,742
Other operating expenses	606,931	494,713
Total healthcare expenses	13,322,544	11,849,755

Gross profit	2,988,549	2,902,216

Selling and administrative expenses	2,027,966	2,003,131
Depreciation and amortization	172,471	319,529
Total operating expenses	2,200,437	2,322,660

Operating income	788,112	579,556

OTHER INCOME (EXPENSE)
Interest income	28,530	18,069
(Loss) on fair value of derivatives	(129,744)	(43,684)
Total other income (expense)	(101,214)	(25,615)

Income before income taxes	686,898	553,941
Income tax expense	293,000	270,300
Net income	$393,898	$283,641

EARNINGS PER COMMON SHARE
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,839,656	12,629,572
Diluted	14,347,571	14,205,098
See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393,898	$283,641
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	74,804	69,418
Amortization	97,667	250,111
Amortization of long-term customer agreement	43,750	—
Stock-based compensation	104,829	159,431
Loss on fair value of derivatives	129,744	43,684
Deferred income taxes	35,000	(5,000)
Changes in working capital components
(Increase) decrease in accounts receivable	325,445	(593,799)
Decrease in prepaid expenses	240,353	247,868
Decrease in deposits	25,201	—
Increase (decrease) in accounts payable	(343,340)	216,127
Increase (decrease) in accrued expenses	(200,076)	604,425
(Decrease) in income taxes payable	(151,300)	(340,217)
Increase (decrease) in deferred revenue	70,753	(87,826)
Net cash provided by operating activities	846,728	847,863

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(149,258)	(65,240)
Asset purchase	—	(147,268)
Net cash (used in) investing activities	(149,258)	(212,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants and stock options	16,667	—
Net cash provided by financing activities	16,667	—

Net increase in cash and cash equivalents	714,137	635,355

CASH AND CASH EQUIVALENTS
Beginning	13,270,089	11,056,143
Ending	$13,984,226	$11,691,498

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Reclassification of warrants from derivative financial instruments to additional paid-in capital upon exercise, at fair value.	$5,097	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$409,300	$615,837

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2010	$—	$1,284	$38,991,145	$(20,802,446)	$18,189,983
Net Income	—	—	—	393,898	393,898
Stock option expense	—	—	104,829	—	104,829
Exercise of warrants and stock options	—	1	21,763	—	21,764
Balance at March 31, 2011	$—	$1,285	$39,117,737	$(20,408,548)	$18,710,474
See Notes to Unaudited Financial Statements

Page - 4 -

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “Conmed”, the “Company”, “we”, “us”, or “our”, unless otherwise specified or the context otherwise requires) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial information and disclosures normally included in the financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the SEC on March 24, 2011.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 2.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The update provides amendments to FASB Accounting Standards Codification 820-10, Fair Value, which requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 3 fair value measurements became effective for us on January 1, 2011.  The update required new disclosures and did not  have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.	Common Stock Options

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). The 2007 Plan provides for the grant of up to 3,100,000 incentive stock options, nonqualified stock options and restricted stock units. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the three months ended March 31, 2011 and 2010, we recorded stock-based compensation expense totaling $104,829 and $159,431, respectively.

During the three months ended March 31, 2011, options were granted to purchase 160,000 shares of common stock at an average exercise price of $3.26 per share and an average grant date fair value of $2.13 per share.  Additionally, during the three months ended March 31, 2011, options to purchase 6,042 shares of common stock were forfeited and options to purchase 5,167 shares of common stock were cancelled.  As of March 31, 2011, 537,104 shares remain available for grant under the 2007 Plan.

As of March 31, 2011, stock-based compensation expense not yet recognized in income totaled $1,298,949, which is expected to be recognized over a weighted-average remaining period of 3.01 years.

NOTE 4.	Common Stock Warrants

Pre-Acquisition Warrants
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued warrants to purchase an aggregate of 250,000 shares of common stock to warrant holders of the Company’s predecessor exercisable at $0.30 per share.  The warrants vested immediately and expired on October 23, 2010.  All 223,000 of these warrants outstanding on January 1, 2010 were exercised on a net share basis prior to expiration.

Page - 5 -

Investor Warrants
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share and warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share.  The warrants vested immediately and expire March 13, 2012.

Placement Agent Warrant
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to Maxim Group LLC, our exclusive placement agent, a warrant to purchase 300,000 shares of common stock, exercisable at $2.75 per share.  The warrant vested immediately and expires January 26, 2012.

Consultant Warrant @ $3.72 per share
In connection with a consulting agreement dated July 24, 2007, we issued to a consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $3.72 per share expiring July 24, 2011. The warrant vested over one year and was contingent upon the continued service to the Company of the warrant holder.

Consultant Warrants @ $1.85 per share
In connection with the purchase in 2008 of all of the assets of Emergency Medicine Documentation Consultants, P.C., a provider of medical services in northwest Oregon, we issued warrants to two consultants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vested immediately and expire February 28, 2013.

Summary
The following table summarizes the warrant activity for the three months ended March 31, 2011:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.46
Warrants outstanding as of December 31, 2010	—	813,000	496,667	300,000	20,000	80,000	1,709,667
Warrants exercised	—	—	6,667	27,500	—	—	34,167
Warrants outstanding as of March 31, 2011	—	813,000	490,000	272,500	20,000	80,000	1,675,500

The following table summarizes the warrant activity for the three months ended March 31, 2010:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.35
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667
Warrants exercised	—	—	—	—	—	—	—
Warrants outstanding as of March 31, 2010	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667

Page - 6 -

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature, effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all the assumptions we use are set forth below.  The risk free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve and the expected life is based on our estimate of warrant exercises since historical data is not available.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	March 31, 2011	December 31, 2010
Expected life (years)	0.7	0.9
Expected volatility	36.58%	29.86%
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	March 31, 2011	December 31, 2010
Expected life (years)	0.7	0.9
Expected volatility	36.58%	29.86%
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	0.0%	0.0%

The following tables summarize the warrant activity subject to fair value accounting for the three months ended March 31, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	628,097
Warrants exercised	—	6,667	6,667
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of March 31, 2011	131,430	490,000	621,430

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$692,696
Realized loss on warrants	—	651	651
Unrealized loss on warrants	28,886	100,207	129,093
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	—	(5,097)	(5,097)
Fair value of warrants outstanding as of March 31, 2011	$390,423	$426,920	$817,343

Page - 7 -

The following tables summarize the warrant activity subject to fair value accounting for the three months ended March 31, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2009	221,430	496,667	718,097
Warrants exercised	—	—	—
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of March 31, 2010	221,430	496,667	718,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2009	$615,280	$684,170	$1,299,450
Realized loss on warrants	—	—	—
Unrealized loss on warrants	28,507	15,177	43,684
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	—	—	—
Fair value of warrants outstanding as of March 31, 2010	$643,787	$699,347	$1,343,134

As of March 31, 2011, we had outstanding warrants to purchase an aggregate of 1,675,500 shares of common stock, of which warrants to purchase 621,430 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $2.03, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of March 31, 2011 and December 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$817,343	$—	$—	$817,343

	As of December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$692,696	$—	$—	$692,696

Page - 8 -

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”.  During the three months ended March 31, 2011, we recognized a $129,093 unrealized loss and during the three months ended March 31, 2010, we recognized a $43,684 unrealized loss related to the change in fair value of the financial instruments which is included in Other Income (Expense) on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31:

	2011	2010
Balance as of January 1	$692,696	$1,299,450
Transfers into level 3	—	—
Transfers out of level 3	—	—
Sales of equity-linked financial instruments	(5,097)	—
Realized loss related to the change in fair value	651	—
Unrealized loss related to the change in fair value	129,093	43,684
Balance as of March 31	$817,343	$1,343,134

NOTE 7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator for basic and diluted earnings per share:
Net income	$393,898	$283,641

Denominator:
Weighted-average basic shares outstanding	12,839,656	12,629,572
Assumed conversion of dilutive securities
Stock options	580,666	442,324
Warrants	927,249	1,133,202
Potentially dilutive common shares	1,507,915	1,575,526

Denominator for diluted earnings per share – Adjusted weighted average shares	14,347,571	14,205,098

Earnings (loss) per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Common stock warrants and options outstanding totaling 782,958 and 343,750 shares, respectively, are not included in diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 8.	Income Tax Matters

Our effective tax rate was 42.7% and 48.8% during the three months ended March 31, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $293,000 and $270,300 for the three months ended March 31, 2011 and 2010, respectively.

Page - 9 -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “plan,” “potential” or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company's control) including, without limitation, the Company's ability to increase revenue and to continue to obtain new contracts;contract renewals and extensions; the incurrence of start-up costs associated with new contracts; inflation exceeding the Company’s projection of the inflation rate of cost of services under multi-year contracts; the ability to obtain bonds; decreases in occupancy levels or disturbances at detention centers; malpractice litigation; the ability to utilize third party administrators for out-of-facility care; compliance with laws and government regulations, including those relating to healthcare; investigation and auditing of our contracts by government agencies; competition; termination of contracts due to lack of government appropriations; material adverse changes in economic and industry conditions in the healthcare market; negative publicity regarding the provision of correctional healthcare services; dependence on key personnel and the ability to hire skilled personnel; influences of certain stockholders; increases in healthcare costs; insurance; completion and integration of future acquisitions; public company obligations; limited liability of directors and officers; the Company’s ability to meet the NYSE Amex continued listing standards; and stock price volatility. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the SEC on March 24, 2011. Investors and security holders are urged to read this document free of charge on the SEC's web site at www.sec.gov.

General

We provide healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, correctional institutions are required to provide healthcare services for their inmates. We are a specialist in the provision of these services, having provided correctional healthcare services since 1984.  We began providing correctional healthcare services in the State of Maryland, and currently serve county and municipal correctional facilities in forty counties in eight states:  Arizona, Kansas, Maryland, Oklahoma, Oregon, Tennessee, Virginia and Washington. Our services have expanded to include mental health, pharmacy and out-of-facility healthcare services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related medical expense accruals, amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the SEC on March 24, 2011. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2010.

Page - 10 -

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements.  The update provides amendments to FASB Accounting Standards Codification 820-10, Fair Value, which requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 3 fair value measurements became effective for us on January 1, 2011.  The update required new disclosures and did not have an impact on our consolidated financial position, results of operations or cash flows.

Results of Operations
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
The following discussion of financial results is derived from unaudited financial statements for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$16,311,093	100.0%	$14,751,971	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	9,295,969	57.0%	8,215,300	55.7%
Medical expenses	3,419,644	21.0%	3,139,742	21.3%
Other operating expenses	606,931	3.7%	494,713	3.4%
Total healthcare expenses	13,322,544	81.7%	11,849,755	80.3%

Gross profit	2,988,549	18.3%	2,902,216	19.7%

OPERATING EXPENSES:
Selling and administrative expenses	2,027,966	12.4%	2,003,131	13.6%
Depreciation and amortization	172,471	1.1%	319,529	2.2%
Total operating expenses	2,200,437	13.5%	2,322,660	15.7%

Operating income	788,112	4.8%	579,556	3.9%

OTHER INCOME (EXPENSE)
Interest income	28,530	0.2%	18,069	0.1%
(Loss) on fair value of derivatives	(129,744)	(0.8)%	(43,684)	(0.3)%
Total other income (expense)	(101,214)	(0.6)%	(25,615)	(0.2)%

Income before income taxes	686,898	4.2%	553,941	3.8%

Income tax expense	293,000	1.8%	270,300	1.8%

Net income	$393,898	2.4%	$283,641	1.9%

Summary
Net revenue from medical services provided primarily to correctional institutions for the three months ended March 31, 2011 and 2010, was $16,311,093 and $14,751,971, respectively, which represents an increase of $1,559,122 or 10.6%. Net income was $393,898 or 2.4% of revenue, compared to net income of $283,641, or 1.9% of revenue, for the three months ended March 31, 2011 and 2010, respectively, which represented an increase in net income of $110,257.

Page - 11 -

Revenue
The addition of service contracts signed with new jurisdictions since January 1, 2010 accounted for $1,952,538 or 125.2% of the increase in revenue for the three months ended March 31, 2011 compared to the same period for the prior year.  These jurisdictions are as follows: Alexandria, VA Clark County, WA; Garrett County, MD; Pima County (Juvenile), AZ; Roanoke City, VA; and Virginia Beach, VA.  Revenue improvement totaling $20,745, or 1.3% of the increase over the prior year period, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to April 1, 2010. Price increases related to existing service requirements totaled $68,027, or 4.4% of the revenue increase over the prior year period, and was the result of $250,316 in price increases offset by repricings under the two year amendment to the Pima County contract which began on July 1, 2010. Also, partially offsetting the revenue increases above were decreases in other volume related activities totaling $482,188 primarily associated with lower inmate populations at certain facilities in addition to a decrease in stop/loss reimbursements due to lower out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $9,295,969, or 57.0% of revenue, for the three months ended March 31, 2011, compared to $8,215,300, or 55.7% of revenue, for the three months ended March 31, 2010, an increase of $1,080,669, or 13.2%.  Approximately 89.6% of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the three months ended March 31, 2011 and 2010 were $3,419,644, or 21.0% of revenue, and $3,139,742, or 21.3% of revenue, respectively, which represented an increase of $279,902, or 8.9%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to medical services for new contracts both in- and out-of-facility as well as pharmacy services which were partially offset by decreases in pharmacy expenditures at certain existing facilities. The decrease in medical expenses as a percentage of revenue results, in part, from a decrease in pharmacy expense primarily associated with lower psychotropic costs at certain facilities which was partially offset by increases in out- of- facility expenses related to new contracts.

Other operating expenses
Other operating expenses were $606,931, or 3.7% of revenue, for the three months ended March 31, 2011, compared to $494,713, or 3.4% of revenue, for the three months ended March 31, 2010. The increase of $112,218 in spending is primarily related to an increase in legal fees and professional liability insurance expenses partially offset by a reduction in consulting fees, recruiting expense and travel expenses.

Gross Profit
Gross profit increased to $2,988,549 for the three months ended March 31, 2011 compared to $2,902,216 for the three months ended March 31, 2010, reflecting the higher volume.  However, gross margin as a percentage of revenue declined to 18.3% for the three months ended March 31, 2011 from 19.7% for the three months ended March 31, 2010 due to the repricing renewal under the Pima County amendment previously mentioned and lower initial margins associated with the new contract wins.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the three months ended March 31, 2011 and 2010 were $2,027,966, or 12.4% of revenue, and $2,003,131, or 13.6% of revenue, respectively. The increased expenditure of $24,835 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added since January 1, 2010 which was partially offset by a reduction in accounting fees, business development fees, and equity based compensation.  The reduction in spending as a percentage of revenue resulted from improved economies of scale as selling and administrative expenses continue to grow at a slower pace than revenue.  Stock-based compensation for the three months ended March 31, 2011 and 2010 was $104,829 and $159,431, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $61,000, or 0.4% of revenue, for the three months ended March 31, 2011, compared to $153,000, or 1.0% of revenue, for the three months ended March 31, 2010. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $36,667, or 0.2% of revenue, for the three months ended March 31, 2011, compared to $97,111, or 0.7% of revenue, for the three months ended March 31, 2010. Depreciation expense increased to $74,804 for the three months ended March 31, 2011 compared to $69,418 for the prior year period due primarily to capital expenditures associated with purchases of vehicles and medical equipment which was partially offset by lower computer depreciation as certain assets have become fully depreciated.

Page - 12 -

Interest income
Interest income was $28,530 for the three months ended March 31, 2011 compared to $18,069 for the same period in 2010. Higher average cash balances and increased short-term interest rates during the three months ended March 31, 2011 account for the increased interest income compared to the same period in 2010.

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

During the three months ended March 31, 2011 and 2010, we recognized an unrealized loss of $129,093 and $43,684, respectively.  The increased loss of $85,409 was primarily the result of our stock price increasing $0.22 during the three months ended March 31, 2011 compared to a $0.13 increase in stock price during the three months ended March 31, 2010.  Additionally, there were 96,667 fewer warrants subject to fair value accounting during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to the amendment of certain warrant agreements to remove the provisions that resulted in liability treatment subsequent to March 31, 2010.

During the three months ended March 31, 2011, warrants to purchase 6,667 shares of common stock were exercised generating $16,667 of net proceeds.  As of March 31, 2011, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 621,430 shares of common stock.  During the three months ended March 31, 2010, no warrants were exercised.  As of March 31, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 718,097 shares of common stock.

The following table summarizes the change in fair value for the three months ended March 31:

	2011	2010
Fair value of warrants outstanding as of January 1	$692,696	$1,299,450
Realized loss on warrants	651	—
Unrealized loss on warrants	129,093	43,684
Fair value of warrants transferred to equity upon amendment	—	—
Fair value of warrants exercised	(5,097)	—
Fair value of warrants outstanding as of March 31	$817,343	$1,343,134

See Note 5, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended March 31, 2011.

Income tax expense
Our effective tax rate was 42.7% and 48.8% during the three months ended March 31, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation and derivatives related to warrants.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $293,000 and $270,300 for the three months ended March 31, 2011 and 2010, respectively.

Page - 13 -

Liquidity and Capital Resources
Financing is generally provided by funds generated from our operating activities.

Cash Flow for the three months ended March 31, 2011 compared to the three months ended March 31, 2010
Cash as of March 31, 2011 and March 31, 2010 was $13,984,226 and $11,691,498, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities
Cash flow from operations for the three months ended March 31, 2011 totaled $846,728, reflecting a net income of $393,898 plus $485,794 in adjustments for non-cash expenses such as amortization of intangible assets of $97,667, amortization of long-term customer agreement of $43,750, stock-based compensation of $104,829, change in fair value of warrants of $129,744, depreciation of $74,804 and deferred income taxes of $35,000.  Changes in working capital components used $32,964, reflecting a decrease in accounts payable of $343,340, accrued expenses of $200,076 and income taxes payable of $151,300 partially offset by a decrease in accounts receivable of $325,445, prepaid expenses of $240,353 and deposits of $25,201 in addition to an increase in deferred revenue of $70,753.  The decrease in accounts payable was primarily due to the timing of vendor payments in relation to quarter end.  The decrease in accrued expenses resulted primarily from a decrease in accrued wages covering eight fewer days as compared to the accrual at December 31, 2010 which was partially offset by increases in accrued medical expenses and accruals for employee benefits.  The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  The decrease in accounts receivable resulted primarily from faster collection of receivables on new medical service contracts added in 2010 which was partially offset by increased receivables for stop/loss reimbursements due to out of facility medical expenditures in excess of stop/loss limits related to new service contracts.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our annual professional liability insurance policy premium in October 2010 and we expense the prepaid amounts ratably during the annual policy period of October through September.  The decrease in deposits resulted primarily from the return of a bid deposit required for a request for proposal.  Deferred revenue increased primarily as a result of an increase in advance customer payments received prior to quarter end.

Cash flow from operations for the three months ended March 31, 2010 totaled $847,863, reflecting a net income of $283,641 plus $517,644 in adjustments for non-cash expenses such as amortization of $250,111, stock-based compensation of $159,431 and other non-cash expenses of $108,102.  Changes in working capital components generated an additional $46,578, reflective of increases in accounts payable of $216,127 and accrued expenses of $604,425, as well as a decrease in prepaid expenses of $247,868 partially offset by an increase in accounts receivable of $593,799 and decreases in income taxes payable of $340,217 and other working capital components of $87,826.  The increase in accounts payable resulted primarily from the timing of vendor payments in relation to quarter end.  The increase in accrued expenses resulted primarily from the addition of new healthcare employees required to support the increased staffing requirements from our new medical service contracts as well as the wage accrual covering one additional day as compared to the three months ended December 31, 2009 partially offset by a reduction in accrued medical expenses and a reduction in other corporate expense accruals.  The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our primary annual professional liability insurance policy in October 2009 and we expense the prepaid amounts ratably from the annual policy period of October through September.  The increase in accounts receivable resulted primarily from new medical service contracts added in 2010 as well as an increase in receivables for medical expenditures in excess of stop/loss limits.

Cash Flows from Investing Activities
Cash flow used in investing activities for the three months ended March 31, 2011 used $149,258 for purchases of property and equipment primarily for purchases of vehicles, computers and medical equipment.

Cash flow from investing activities for the three months ended March 31, 2010 used $212,508.  Purchases of property and equipment used $65,240 primarily for purchases of vehicles, computers and medical equipment.  The purchase of all of the assets of a small mobile imaging company used $147,268.

Cash Flows from Financing Activities
Cash flow from financing activities for the three months ended March 31, 2011 generated cash of $16,667 related to the proceeds from the exercise of warrants.

Cash flow from financing activities for the three months ended March 31, 2010 used cash of $0.

Page - 14 -

Loans
As of March 31, 2011, we had no outstanding loans.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of March 31, 2011, we have five performance bonds totaling $9,544,570 and two payment bonds for $2,891,925, totaling $12,436,495. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2011:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment Leases	$175,700	$66,672	$75,936	$33,092	$—
Automobile Leases	6,671	6,671	—	—	—
Office Space Leased	275,222	151,704	123,518	—	—
Total Contractual Cash Obligations	$457,593	$225,047	$199,454	$33,092	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of March 31, 2011, we have entered into 64 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the option of the county or municipality. The original terms of the contracts are from one to nine years. These medical and mental healthcare service contracts have potential future service contract revenue of $173 million as of March 31, 2011, with a weighted-average term of 3.5 years including option renewal periods, of which approximately $54 million relates to the initial contract period and approximately $119 million relates to the option renewal periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this Item is not required to be provided by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

10.1
Amendment to the Employment Letter Agreement, dated as of February 22, 2011, by and between Conmed Healthcare Management, Inc. (the “Company”) and Thomas W. Fry (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2011).

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

May 11, 2011
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

May 11, 2011
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 17 -