Form 10-Q
period 2011-06-30
Conmed Healthcare Management, Inc.
filed 2011-08-12
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 12, 2011
Common Stock, $0.0001 par value per share	13,068,297

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010	1

Consolidated Statements of Operations
For the three and six months ended June 30, 2011 and 2010	2

Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010	3

Consolidated Statements of Shareholders’ Equity
For the six months ended June 30, 2011	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. RESERVED	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21

SIGNATURES	23

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,624,795	$13,270,089
Accounts receivable	3,037,951	2,698,867
Prepaid expenses	566,523	1,158,660
Taxes receivable	137,217	—
Deferred taxes	168,000	144,000
Total current assets	18,534,486	17,271,616

PROPERTY AND EQUIPMENT, NET	754,248	686,116

DEFERRED TAXES	1,227,000	1,321,000

OTHER ASSETS
Service contracts acquired, net	261,000	466,500
Non-compete agreements, net	155,557	216,892
Goodwill	6,263,705	6,263,705
Deposits	56,274	56,475
Total other assets	6,736,536	7,003,572
	$27,252,270	$26,282,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,549,162	$1,812,817
Accrued expenses	4,584,979	4,619,613
Taxes payable	—	368,162
Deferred revenue	153,399	599,033
Total current liabilities	7,287,540	7,399,625
DERIVATIVE FINANCIAL INSTRUMENTS	862,258	692,696
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 13,068,297 and 12,835,319 shares as of June 30, 2011 and December 31, 2010, respectively	1,307	1,284
Additional paid-in capital	39,649,195	38,991,145
Accumulated deficit	(20,548,030)	(20,802,446)
Total shareholders’ equity	19,102,472	18,189,983
	$27,252,270	$26,282,304
See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010

Service contract revenue	$32,967,885	$29,490,123	$16,656,792	$14,738,152

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	18,750,281	16,705,809	9,454,312	8,490,509
Medical expenses	6,891,916	6,011,743	3,472,272	2,872,001
Other operating expenses	1,319,716	941,528	712,785	446,815
Total healthcare expenses	26,961,913	23,659,080	13,639,369	11,809,325

Gross profit	6,005,972	5,831,043	3,017,423	2,928,827

Selling and administrative expenses	4,858,807	3,990,333	2,830,841	1,987,202
Depreciation and amortization	332,526	599,699	160,055	280,170
Total operating expenses	5,191,333	4,590,032	2,990,896	2,267,372

Operating income	814,639	1,241,011	26,527	661,455

OTHER INCOME (EXPENSE)
Interest income	52,244	45,360	23,714	27,291
(Loss) on fair value of derivatives	(355,467)	(47,379)	(225,723)	(3,695)
Total other income (expense)	(303,223)	(2,019)	(202,009)	23,596

Income (loss) before income taxes	511,416	1,238,992	(175,482)	685,051
Income tax expense (benefit)	257,000	613,300	(36,000)	343,000
Net income (loss)	$254,416	$625,692	$(139,482)	$342,051

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.02	$0.05	$(0.01)	$0.03
Diluted	$0.02	$0.04	$(0.01)	$0.02

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,890,680	12,630,115	12,941,704	12,630,657
Diluted	14,375,739	14,242,733	12,941,704	14,280,367
See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254,416	$625,692
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	153,191	140,920
Amortization	179,335	458,779
Amortization of long-term customer agreement	87,500	—
Stock-based compensation	211,332	303,937
Loss on fair value of derivatives	355,467	47,379
Deferred income taxes	70,000	(5,000)
Changes in working capital components
(Increase) in accounts receivable	(339,084)	(211,995)
Decrease in prepaid expenses	592,137	347,325
Decrease in deposits	201	—
Increase in accounts payable	736,345	1,219,602
(Decrease) in accrued expenses	(34,634)	(611,507)
(Decrease) in income taxes payable/receivable	(505,379)	(236,897)
(Decrease) in deferred revenue	(445,634)	(803,169)
Net cash provided by operating activities	1,315,193	1,275,066

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(221,323)	(117,364)
Asset purchase	—	(147,268)
Net cash (used in) investing activities	(221,323)	(264,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants and stock options	260,836	2,312
Net cash provided by financing activities	260,836	2,312

Net increase in cash and cash equivalents	1,354,706	1,012,746

CASH AND CASH EQUIVALENTS
Beginning	13,270,089	11,056,143
Ending	$14,624,795	$12,068,889

NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Reclassification of warrants from derivative financial instruments to additional paid-in capital upon exercise, at fair value.	$185,905	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	692,379	855,197

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2010	$—	$1,284	$38,991,145	$(20,802,446)	$18,189,983
Net Income	—	—	—	254,416	254,416
Stock option expense	—	—	211,332	—	211,332
Exercise of warrants and stock options	—	23	446,718	—	446,741
Balance at June 30, 2011	$—	$1,307	$39,649,195	$(20,548,030)	$19,102,472
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

Our interim results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 2.	Entry into a Material Definitive Agreement

On July 11, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ayelet Investments LLC, a Delaware limited liability company (“Parent”), and Ayelet Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Ayelet (“Merger Sub”).  Parent and Merger Sub are affiliates of James H. Desnick, M.D.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock of the Company (other than shares (i) owned by Parent or Merger Sub, (ii) held in treasury by the Company, (iii) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law or (iv) owned by any wholly-owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive $3.85 in cash (the “Merger Consideration”), and each outstanding option and warrant, including unexercised and unvested options and warrants, (other than warrants owned by Parent or Merger Sub) to purchase a share of common stock will be cancelled and converted into the right to receive the Merger Consideration, net of the option or warrant exercise price, in each case less applicable withholding taxes and without interest.

The Company’s Board of Directors unanimously adopted and approved the Merger Agreement, and deemed it advisable and in the best interests of the Company to enter into the Merger Agreement and to consummate the Merger and the other transactions contemplated thereby. Gleacher & Company Securities, Inc. delivered a fairness opinion to the Board of Directors.

The completion of the Merger is subject to various conditions, including, among other things, obtaining the approval of the Company’s stockholders and other customary closing conditions. In the Merger Agreement, the Company has made customary representations, warranties and covenants, including agreements restricting the Company’s operations in certain respects pending the closing. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers).

The Company may not solicit “Company Acquisition Proposals” (as defined in the Merger Agreement). However, the Company’s Board of Directors is permitted to participate in certain discussions regarding a “Company Acquisition Proposal” that the Board of Directors in good faith reasonably believes constitutes or would reasonably be expected to lead to a “Superior Proposal” (as defined in the Merger Agreement).

The aggregate Merger Consideration is approximately $57.2 million, which will be funded through a combination of (i) equity financing in the aggregate amount of approximately $27.3 million to be provided by Dr. Desnick pursuant to an equity commitment letter, (ii) a senior secured note with a face amount of $20.0 million and a purchase price of $18.5 million and a $5.5 million convertible note to be provided by Levine Leichtman Capital Partners (or an affiliate thereof) pursuant to a debt commitment letter and (iii) the Company’s cash on hand.

Page - 5 -

The Merger Agreement contains termination rights for both the Company and Parent, including the right of the Company in certain circumstances to terminate the Merger Agreement and accept a Superior Proposal. Upon termination under specified circumstances, the Company would be required to pay Parent a termination fee of approximately $2.3 million. In addition, the Company would be required to reimburse Parent for its documented out-of-pocket expenses in the event the Merger Agreement is terminated under certain other circumstances, including in the event the Company’s stockholders do not approve the Merger, provided that the total amount of the termination fee and expenses paid to Parent will not exceed approximately $2.9 million. Upon termination under specified circumstances, Parent would be required to pay the Company a termination fee of approximately $2.3 million. Parent’s payment obligations with respect to the termination fee payable to the Company has been guaranteed by Dr. Desnick, subject to the terms and conditions set forth in a Limited Guarantee, dated as of July 11, 2011.

NOTE 3.	New Accounting Standards

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

NOTE 4.	Common Stock Options

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

During the six months ended June 30, 2011 and 2010, we recorded stock-based compensation expense totaling $211,332 and $303,937, respectively, and during the three months ended June 30, 2011 and 2010, we recorded stock-based compensation expense totaling $106,503 and $144,506, respectively.

During the six months ended June 30, 2011, options were granted to purchase 160,000 shares of common stock at an average exercise price of $3.26 per share and an average grant date fair value of $2.13 per share.  Additionally, during the six months ended June 30, 2011, options to purchase 23,042 shares of common stock were forfeited, options to purchase 48,125 shares of common stock were cancelled and options to purchase 83,334 shares of common stock were exercised at an average exercise price of $2.01 per share.  As of June 30, 2011, 597,062 shares remain available for grant under the 2007 Plan.

As of June 30, 2011, stock-based compensation expense not yet recognized in income totaled $1,156,563, which is expected to be recognized over a weighted-average remaining period of 2.81 years. On the closing date of the merger, the full amount of compensation expense not yet recognized will be recognized as compensation expense.

NOTE 5.	Common Stock Warrants

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

Page - 6 -

Placement Agent Warrant
In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to Maxim Group LLC, our exclusive placement agent, a warrant to purchase 300,000 shares of common stock, exercisable at $2.75 per share.  The warrant vested immediately and expires January 26, 2012.

Consultant Warrant @ $3.72 per share
In connection with a consulting agreement dated July 24, 2007, we issued to a consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $3.72 per share expiring July 24, 2011. The warrant vested over one year and was contingent upon the continued service to the Company of the warrant holder.  These warrants expired on July 24, 2011.

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

Summary
The following table summarizes the warrant activity for the six months ended June 30, 2011:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.21
Warrants outstanding as of December 31, 2010	—	813,000	496,667	300,000	20,000	80,000	1,709,667
Warrants exercised	—	40,000	50,667	284,250	—	—	374,917
Warrants outstanding as of June 30, 2011	—	773,000	446,000	15,750	20,000	80,000	1,334,750

The following table summarizes the warrant activity for the six months ended June 30, 2010:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.35
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667
Warrants exercised	—	—	—	—	—	—	—
Warrants outstanding as of June 30, 2010	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667

Page - 7 -

NOTE 6.	Fair Value of Warrants

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

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	June 30, 2011	December 31, 2010
Expected life (years)	0.5	0.9
Expected volatility	51.58%	29.86%
Risk-free interest rate	0.2%	0.3%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	June 30, 2011	December 31, 2010
Expected life (years)	0.5	0.9
Expected volatility	51.58%	29.86%
Risk-free interest rate	0.2%	0.3%
Expected dividend yield	0.0%	0.0%

The following tables summarize the warrant activity subject to fair value accounting for the six months ended June 30, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	628,097
Warrants exercised	40,000	50,667	90,667
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2011	91,430	446,000	537,430

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$692,696
Realized loss on warrants	20,382	21,707	42,089
Unrealized loss on warrants	54,812	258,566	313,378
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	(130,414)	(55,491)	(185,905)
Fair value of warrants outstanding as of June 30, 2011	$306,317	$555,941	$862,258

Page - 8 -

The following tables summarize the warrant activity subject to fair value accounting for the three months ended June 30, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of March 31, 2011	131,430	490,000	621,430
Warrants exercised	40,000	44,000	84,000
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2011	91,430	446,000	537,430

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of March 31, 2011	$390,423	$426,920	$817,343
Realized loss on warrants	20,382	21,056	41,438
Unrealized loss on warrants	25,926	158,359	184,285
Fair value of warrants transferred to equity upon amendment	—	—	—
Fair value of warrants exercised	(130,414)	(50,394)	(180,808)
Fair value of warrants outstanding as of June 30, 2011	$306,317	$555,941	$862,258

As of June 30, 2011, we had outstanding warrants to purchase an aggregate of 1,334,750 shares of common stock, of which warrants to purchase 537,430 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $1.21, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 7.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of June 30, 2011 and December 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of June 30, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$862,258	$—	$—	$862,258

	As of December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$692,696	$—	$—	$692,696

Page - 9 -

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 6, “Fair Value of Warrants”.  During the six months ended June 30, 2011, we recognized a $313,378 unrealized loss and during the six months ended June 30, 2010, we recognized a $47,379 unrealized loss related to the change in fair value of the financial instruments which is included in Other Income (Expense) on the Statement of Operations.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six months ended June 30:

	2011	2010
Balance as of January 1	$692,696	$1,299,450
Transfers into level 3	—	—
Transfers out of level 3	—	—
Sales of equity-linked financial instruments	(185,905)	—
Realized loss related to the change in fair value	42,089	—
Unrealized loss related to the change in fair value	313,378	47,379
Balance as of June 30	$862,258	$1,346,829

NOTE 8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$254,416	$625,692	$(139,482)	$342,051

Denominator:
Weighted-average basic shares outstanding	12,890,680	12,630,115	12,941,704	12,630,657
Assumed conversion of dilutive securities
Stock options	589,440	472,405	—	502,486
Warrants	895,619	1,140,213	—	1,147,224
Potentially dilutive common shares	1,485,059	1,612,618	—	1,649,710

Denominator for diluted earnings per share – Adjusted weighted average shares	14,375,739	14,242,733	12,941,704	14,280,367

Earnings (loss) per common share:
Basic	$0.02	$0.05	$(0.01)	$0.03
Diluted	$0.02	$0.04	$(0.01)	$0.02

Common stock warrants and options outstanding totaling 645,000 and 224,000 shares are not included in diluted earnings per common share for the six months ended June 30, 2011 and 2010, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 9.	Income Tax Matters

Our effective tax rate was 50.2% and 49.5% during the six months ended June 30, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $257,000 and $613,300 for the six months ended June 30, 2011 and 2010, respectively.  We recorded an income tax benefit of $36,000 for the three months ended June 30, 2011 and income tax expense of $343,000 for the three months ended June 30, 2010.

Page - 10 -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control) including, without limitation, the Company’s ability to increase revenue and to continue to obtain new contracts;contract renewals and extensions; the incurrence of start-up costs associated with new contracts; inflation exceeding the Company’s projection of the inflation rate of cost of services under multi-year contracts; the ability to obtain bonds; decreases in occupancy levels or disturbances at detention centers; malpractice litigation; the ability to utilize third party administrators for out-of-facility care; compliance with laws and government regulations, including those relating to healthcare; investigation and auditing of our contracts by government agencies; competition; termination of contracts due to lack of government appropriations; material adverse changes in economic and industry conditions in the healthcare market; negative publicity regarding the provision of correctional healthcare services; dependence on key personnel and the ability to hire skilled personnel; influences of certain stockholders; increases in healthcare costs; insurance; completion and integration of future acquisitions; public company obligations; limited liability of directors and officers; the Company’s ability to meet the NYSE Amex continued listing standards; stock price volatility; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed merger; unexpected costs or expenses resulting from the proposed merger; litigation or adverse judgments relating to the proposed merger; and risks relating to the consummation of the contemplated merger, including the risk that the required stockholder approval might not be obtained in a timely manner or at all or that other closing conditions will not be satisfied. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the SEC on March 24, 2011. Investors and security holders are urged to read this document free of charge on the SEC’s web site at www.sec.gov.

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

Page - 11 -

The Merger

On July 11, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ayelet Investments LLC, a Delaware limited liability company (“Parent”), and Ayelet Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Ayelet (“Merger Sub”).  Parent and Merger Sub are affiliates of James H. Desnick, M.D. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock of the Company (other than shares (i) owned by Parent or Merger Sub, (ii) held in treasury by the Company, (iii) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law or (iv) owned by any wholly-owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive $3.85 in cash (the “Merger Consideration”), and each outstanding option and warrant (other than warrants owned by Parent or Merger Sub) to purchase a share of common stock will be cancelled and converted into the right to receive the Merger Consideration, net of the option or warrant exercise price, in each case less applicable withholding taxes and without interest.

The Company’s Board of Directors unanimously adopted and approved the Merger Agreement, and deemed it advisable and in the best interests of the Company to enter into the Merger Agreement and to consummate the Merger and the other transactions contemplated thereby. Gleacher & Company Securities, Inc. delivered a fairness opinion to the Board of Directors.

The completion of the Merger is subject to various conditions, including, among other things, obtaining the approval of the Company’s stockholders and other customary closing conditions. In the Merger Agreement, the Company has made customary representations, warranties and covenants, including agreements restricting the Company’s operations in certain respects pending the closing. The Company may not solicit “Company Acquisition Proposals” (as defined in the Merger Agreement). However, the Company’s Board of Directors is permitted to participate in certain discussions regarding a “Company Acquisition Proposal” that the Board of Directors in good faith reasonably believes constitutes or would reasonably be expected to lead to a “Superior Proposal” (as defined in the Merger Agreement).

The aggregate Merger Consideration is approximately $57.2 million, which will be funded through a combination of (i) equity financing in the aggregate amount of approximately $27.3 million to be provided by Dr. Desnick pursuant to an equity commitment letter, (ii) a senior secured note with a face amount of $20.0 million and a purchase price of $18.5 million and a $5.5 million convertible note to be provided by Levine Leichtman Capital Partners (or an affiliate thereof) pursuant to a debt commitment letter and (iii) the Company’s cash on hand.

The Merger Agreement contains termination rights for both the Company and Parent, including the right of the Company in certain circumstances to terminate the Merger Agreement and accept a Superior Proposal. Upon termination under specified circumstances, the Company would be required to pay Parent a termination fee of approximately $2.3 million. In addition, the Company would be required to reimburse Parent for its documented out-of-pocket expenses in the event the Merger Agreement is terminated under certain other circumstances, including in the event the Company’s stockholders do not approve the Merger, provided that the total amount of the termination fee and expenses paid to Parent will not exceed approximately $2.9 million. Upon termination under specified circumstances, Parent would be required to pay the Company a termination fee of approximately $2.3 million. Parent’s payment obligations with respect to the termination fee payable to the Company has been guaranteed by Dr. Desnick, subject to the terms and conditions set forth in a Limited Guarantee, dated as of July 11, 2011.  See Part II, Item 1 “Legal Proceedings” for information regarding certain legal proceedings relating to the proposed Merger.

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

Page - 12 -

Results of Operations

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
The following discussion of financial results is derived from unaudited financial statements for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$16,656,792	100.0%	$14,738,152	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	9,454,312	56.8%	8,490,509	57.6%
Medical expenses	3,472,272	20.8%	2,872,001	19.5%
Other operating expenses	712,785	4.3%	446,815	3.0%
Total healthcare expenses	13,639,369	81.9%	11,809,325	80.1%

Gross profit	3,017,423	18.1%	2,928,827	19.9%

OPERATING EXPENSES:
Selling and administrative expenses	2,830,841	17.0%	1,987,202	13.5%
Depreciation and amortization	160,055	1.0%	280,170	1.9%
Total operating expenses	2,990,896	18.0%	2,267,372	15.4%

Operating income	26,527	0.2%	661,455	4.5%

OTHER INCOME (EXPENSE)
Interest income	23,714	0.1%	27,291	0.2%
(Loss) on fair value of derivatives	(225,723)	1.4%	(3,695)	0.0%
Total other income (expense)	(202,009)	1.2%	23,596	0.2%

Income (loss) before income taxes	(175,482)	(1.1)%	685,051	4.6%

Income tax expense (benefit)	(36,000)	(0.2)%	343,000	2.3%

Net income (loss)	$(139,482)	(0.8)%	$342,051	2.3%

Summary
Net revenue from medical services provided primarily to correctional institutions for the three months ended June 30, 2011 and 2010 was $16,656,792 and $14,738,152, respectively, which represents an increase of $1,918,640, or 13.0%. Net income was $(139,482) or (0.8)% of revenue, compared to net income of $342,051, or 2.3% of revenue, for the three months ended June 30, 2011 and 2010, respectively, which represented a decrease in net income of $408,533.

Page - 13 -

Revenue
The addition of service contracts signed with new jurisdictions since April 1, 2010 accounted for $2,012,035 or 104.9% of the increase in revenue for the three months ended June 30, 2011 compared to the same period for the prior year.  These jurisdictions are as follows: Alexandria, VA; Haywood County, TN; Roanoke City, VA; and Virginia Beach, VA.  Revenue improvement totaling $3,779, or 0.2% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to April 1, 2010. Price increases related to existing service requirements totaled $84,016, or 4.4% of the revenue increase, and was the result of $266,305 in price increases offset by repricings under the two year extension amendment to the Pima County contract which began on July 1, 2010. Also, partially offsetting the revenue increases above were decreases in other volume related activities totaling $181,189 primarily associated with lower inmate populations at certain facilities in addition to a decrease in stop/loss reimbursements due to lower out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $9,454,312, or 56.8% of revenue, for the three months ended June 30, 2011, compared to $8,490,509, or 57.6% of revenue, for the three months ended June 30, 2010. The increase in spending for salaries and employee benefits of $963,803, or 11.4%, is due primarily to the addition of new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. The decrease in salaries and employee benefits as a percentage of revenue is due to a change in the mix of expense for salaries and benefits. In addition to providing staffing services, the new service contracts include responsibility for medical services both in and out of the facility, as well as pharmacy services, resulting in a lower ratio of salaries and employee benefits to revenue.

Medical expenses
Medical expenses for the three months ended June 30, 2011 and 2010 were $3,472,272, or 20.8% of revenue, and $2,872,001, or 19.5% of revenue, respectively, which represented an increase of $600,271, or 20.9%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to new contracts for medical services both in and out of the facility plus higher expenditures for pharmacy services. The increase in spending as a percentage of revenue results, primarily, from the new service contracts added since April 1, 2010 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts. The increase in spending resulting from new service contracts was partially offset by a 3.7% decrease in medical expenses at existing sites. This decrease in spending at existing sites is primarily the result of a 13.1% decrease in pharmacy and a 12.3% decrease in facility in expenses which were partially offset by a 26.0% increase in out of facility expenses.

Other operating expenses
Other operating expenses were $712,785, or 4.3% of revenue, for the three months ended June 30, 2011, compared to $446,815, or 3.0% of revenue, for the three months ended June 30, 2010. The increase of $265,970 in spending is primarily related to an increase in legal, insurance, and travel expenses.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the three months ended June 30, 2011 and 2010 were $2,830,841, or 17.0% of revenue, and $1,987,202, or 13.5% of revenue, respectively. The increased expenditure of $843,639 reflects a non-recurring $350,000 sales tax accrual, approximately $364,000 of Merger-related expense, as well as an increased investment in additional management and administrative personnel required to support new contracts and services added since April 1, 2010.  These increases were partially offset by decreases in business development fees, equity based compensation, recruiting, and legal fees.  Stock-based compensation for the three months ended June 30, 2011 and 2010 was $106,503 and $144,506, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $57,000, or 0.3% of revenue, for the three months ended June 30, 2011, compared to $139,000, or 0.9% of revenue, for the three months ended June 30, 2010. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $24,667, or 0.1% of revenue, for the three months ended June 30, 2011, compared to $69,668, or 0.5% of revenue, for the three months ended June 30, 2010. Depreciation expense increased to $78,388 for the three months ended June 30, 2011 compared to $71,502 for the prior year period due primarily to capital expenditures associated with purchases of vehicles and medical equipment which was partially offset by lower computer depreciation as certain assets have become fully depreciated.

Page - 14 -

Interest income
Interest income was $23,714 for the three months ended June 30, 2011 compared to $27,291 for the same period in 2010. Reduced short-term interest rates partially offset by higher average cash balances during the three months ended June 30, 2011 account for the decreased interest income compared to the same period in 2010.

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

During the three months ended June 30, 2011 and 2010, we recognized an unrealized loss of $184,285 and $3,695, respectively.  The increased loss of $180,509 was primarily the result of our stock price increasing $0.38 during the three months ended June 30, 2011, compared to a $0.10 increase in stock price during the three months ended June 30, 2010.  Additionally, there were 180,667 fewer warrants subject to fair value accounting during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to the exercise of certain warrant agreements subsequent to June 30, 2010 that were subject to liability treatment.

During the three months ended June 30, 2011, warrants to purchase 30,667 shares of common stock were exercised generating $76,668 of net proceeds and warrants to purchase 53,333 shares of common stock were exercised by cashless exercise and as a result, a total of 41,081 shares of common stock were issued.  As of June 30, 2011, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 537,430 shares of common stock.  During the three months ended June 30, 2010, no warrants were exercised.  As of June 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 718,097 shares of common stock.

The following table summarizes the change in fair value for the three months ended June 30:

	2011	2010
Fair value of warrants outstanding as of March 31	$817,343	$1,343,134
Realized loss on warrants	41,438	—
Unrealized loss on warrants	184,285	3,695
Fair value of warrants transferred to equity upon amendment	—	—
Fair value of warrants exercised	(180,808)	—
Fair value of warrants outstanding as of June 30	$862,258	$1,346,829

See Note 6, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended June 30, 2011.

Income tax expense (benefit)
Our effective tax rate was 50.2% and 49.5% during the three months ended June 30, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded an income tax benefit of $36,000 for the three months ended June 30, 2011 and income tax expense of $343,000 for the three months ended June 30, 2010.

Page - 15 -

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
The following discussion of financial results is derived from unaudited financial statements for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$32,967,885	100.0%	$29,490,123	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	18,750,281	56.9%	16,705,809	56.6%
Medical expenses	6,891,916	20.9%	6,011,743	20.4%
Other operating expenses	1,319,716	4.0%	941,528	3.2%
Total healthcare expenses	26,961,913	81.8%	23,659,080	80.2%

Gross profit	6,005,972	18.2%	5,831,043	19.8%

OPERATING EXPENSES:
Selling and administrative expenses	4,858,807	14.7%	3,990,333	13.5%
Depreciation and amortization	332,526	1.0%	599,699	2.0%
Total operating expenses	5,191,333	15.7%	4,590,032	15.6%

Operating income	814,639	2.5%	1,241,011	4.2%

OTHER INCOME (EXPENSE)
Interest income	52,244	0.2%	45,360	0.2%
(Loss) on fair value of derivatives	(355,467)	(1.1)%	(47,379)	(0.2)%
Total other income (expense)	(303,223)	(0.9)%	(2,019)	(0.0)%

Income before income taxes	511,416	1.6%	1,238,992	4.2%

Income tax expense	257,000	0.8%	613,300	2.1%

Net income	$254,416	0.8%	$625,692	2.1%

Summary
Net revenue from medical services provided primarily to correctional institutions for the six months ended June 30, 2011 and 2010, was $32,967,885 and $29,490,123, respectively, which represents an increase of $3,477,762, or 11.8%. Net income was $254,416, or 0.8% of revenue, compared to $625,692, or 2.1% of revenue, for the six months ended June 30, 2011 and 2010, respectively, which represented a decrease in net income of $371,276.

Revenue
The addition of service contracts signed with new jurisdictions since January 1, 2010 accounted for $3,953,193, or 113.7% of the increase in revenue, for the six months ended June 30, 2011 compared to the same period for the prior year.  These jurisdictions are as follows: Alexandria, VA; Haywood County, TN; Roanoke City, VA; and Virginia Beach, VA.  Revenue improvement totaling $12,473, or 0.4% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to January 1, 2010. Price increases related to existing service requirements totaled $136,714, or 3.9% of the revenue increase over the prior year period, and was the result of $501,292 in price increases offset by repricings under the two year extension amendment to the Pima County contract which began on July 1, 2010. Also, partially offsetting the revenue increases above were decreases in other volume related activities totaling $624,618 primarily associated with lower inmate populations at certain facilities in addition to a decrease in stop/loss reimbursements due to lower out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Page - 16 -

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $18,750,281, or 56.9% of revenue, for the six months ended June 30, 2011, compared to $16,705,809, or 56.6% of revenue, for the six months ended June 30, 2010. The increase in spending for salaries and employee benefits of $2,044,472, or 12.2%, is due primarily to the addition of new healthcare employees resulting from new business. Approximately 88.7% of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the six months ended June 30, 2011 and 2010 were $6,891,916, or 20.9% of revenue, and $6,011,743, or 20.4% of revenue, respectively, which represented an increase of $880,173, or 14.6%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to medical services for new contracts both in- and out-of-facility plus higher expenditures for pharmacy services. The increase in spending as a percentage of revenue results primarily from the new service contracts added since January 1, 2010 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts. The increase in spending resulting from new service contracts was partially offset by an 8.0% decrease in medical expenses at existing sites. This decrease in spending at existing sites is primarily the result of a 17.8% decrease in pharmacy and an 8.9% decrease in facility in expenses which were partially offset by an 8.0% increase in out of facility expenses.

Other operating expenses
Other operating expenses were $1,319,716, or 4.0% of revenue, for the six months ended June 30, 2011, compared to $941,528, or 3.2% of revenue, for the six months ended June 30, 2010. The increase of $378,188 in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for legal fees, professional liability insurance, and travel expenses partially offset by a reduction in business development fees.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the six months ended June 30, 2011 and 2010 were $4,858,807, or 14.7% of revenue, and $3,990,333, or 13.5% of revenue, respectively. The increased expenditure of $868,474 reflects a non-recurring $350,000 sales tax accrual, approximately $364,000 of Merger-related expense,  as well as increased investment in management and administrative personnel required to support new contracts and services added since January 1, 2010. These increases as well as increases in travel expenses were partially offset by lower equity based compensation, business development fees, and recruiting expenses.  Stock-based compensation for the six months ended June 30, 2011 and 2010 was $211,332 and $303,937, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $118,000, or 0.4% of revenue, for the six months ended June 30, 2011, compared to $292,000, or 1.0% of revenue, for the six months ended June 30, 2010. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $61,335, or 0.2% of revenue, for the six months ended June 30, 2011, compared to $166,779, or 0.6% of revenue, for the six months ended June 30, 2010. Depreciation expense increased to $153,191 for the six months ended June 30, 2011 compared to $140,920 for the prior year period due primarily to capital expenditures associated with purchases of vehicles and medical equipment which was partially offset by lower computer depreciation as certain assets have become fully depreciated.

Interest income
Interest income was $52,244 for the six months ended June 30, 2011 compared to $45,360 for the same period in 2010. Higher average cash balances and increased short-term interest rates during the six months ended June 30, 2011 account for the increased interest income compared to the same period in 2010.

Page - 17 -

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

During the six months ended June 30, 2011 and 2010, we recognized an unrealized loss of $313,378 and $47,379, respectively.  The increased loss of $265,999 was primarily the result of our stock price increasing $0.60 during the six months ended June 30, 2011 compared to a $0.23 increase in stock price during the six months ended June 30, 2010.  Additionally, there were 180,667 fewer warrants subject to fair value accounting during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to the exercise of certain warrant agreements subsequent to June 30, 2010 that were subject to liability treatment.

During the six months ended June 30, 2011, warrants to purchase 37,334 shares of common stock were exercised generating $93,335 of net proceeds and warrants to purchase 53,333 shares of common stock were exercised by cashless exercise and as a result, a total of 41,081 shares of common stock were issued.  As of June 30, 2011, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 537,430 shares of common stock.  During the six months ended June 30, 2010, no warrants were exercised.  As of June 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 718,097 shares of common stock.

The following table summarizes the change in fair value for the six months ended June 30:

	2011	2010
Fair value of warrants outstanding as of January 1	$692,696	$1,299,450
Realized loss on warrants	42,089	—
Unrealized loss on warrants	313,378	47,379
Fair value of warrants transferred to equity upon amendment	—	—
Fair value of warrants exercised	(185,905)	—
Fair value of warrants outstanding as of June 30	$862,258	$1,346,829

See Note 6, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the six months ended June 30, 2011.

Income tax expense
Our effective tax rate was 50.2% and 49.5% during the six months ended June 30, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income.  We recorded income tax expense of $257,000 and $613,300 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the six months ended June 30, 2011 compared to the six months ended June 30, 2010
Cash as of June 30, 2011 and June 30, 2010 was $14,624,795 and $12,068,889, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Page - 18 -

Cash Flows from Operating Activities
Cash flow from operations for the six months ended June 30, 2011 totaled $1,315,193, reflecting a net income of $254,416 plus $1,056,825 in adjustments for non-cash expenses such as amortization of intangible assets of $179,335, amortization of long-term customer agreement of $87,500, stock-based compensation of $211,332, change in fair value of warrants of $355,467, depreciation of $153,191 and deferred income taxes of $70,000.  Changes in working capital components generated an additional $3,952, reflecting a decrease in prepaid expenses of $592,137 and deposits of $201 as well as an increase in accounts payable of $736,345 partially offset by an increase in accounts receivable of $339,084 as well as a decrease in deferred revenue of $445,634, income taxes payable/receivable of $505,379 and accrued expenses of $34,634.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our annual professional liability insurance policy premium in October 2010 and we expense the prepaid amounts ratably during the annual policy period of October through September.  The increase in accounts payable was primarily due to the addition of new service contracts, increased payables relating to the Merger and an increase in the payables that were previously reflected in accrued expenses.  The increase in accounts receivable resulted primarily from faster collection of receivables on new medical service contracts added in 2010 which was partially offset by increased receivables for stop/loss reimbursements due to out of facility medical expenditures in excess of stop/loss limits related to new service contracts.  The decrease in accrued expenses resulted primarily from a decrease in accrued wages covering one fewer day as compared to the accrual at December 31, 2010 which was partially offset by increases in accruals for Merger related expenses and a non-recurring sales tax accrual.  The decrease in income taxes payable/receivable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  Deferred revenue decreased primarily as a result of a reduction in advance customer payments due to their fiscal year ending June 30, 2011 which prohibits them from making advance payments for services pertaining to the next fiscal year.

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

Cash Flows from Investing Activities
Cash flow used in investing activities for the six months ended June 30, 2011 used $221,323 for purchases of property and equipment primarily for purchases of vehicles, computers, software and medical equipment.

Cash flow from investing activities for the six months ended June 30, 2010 used $264,632.  Purchases of property and equipment used $117,364 primarily for purchases of vehicles, computers and medical equipment.  The purchase of all of the assets of a small mobile imaging company used $147,268.

Cash Flows from Financing Activities
Cash flow from financing activities for the six months ended June 30, 2011 generated cash of $260,836 related to the proceeds from the exercise of warrants and stock options.

Cash flow from financing activities for the six months ended June 30, 2010 generated cash of $2,312 related to the proceeds from the exercise of stock options.

Loans
As of June 30, 2011, we had no outstanding loans.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of June 30, 2011, we have six performance bonds totaling $10,144,204 and two payment bonds for $2,891,925, totaling $13,036,129. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Page - 19 -

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2011:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment Leases	$158,334	$63,398	$67,854	$27,082	$—
Automobile Leases	84,136	29,002	52,421	2,713	—
Office Space Leased	233,936	147,473	86,463	—	—
Total Contractual Cash Obligations	$476,406	$239,873	$206,738	$29,795	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of June 30, 2011, we have entered into 64 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the option of the county or municipality. The original terms of the contracts are from one to nine years. These medical and mental healthcare service contracts have potential future service contract revenue of $172 million as of June 30, 2011, with a weighted-average term of 3.4 years including option renewal periods, of which approximately $47 million relates to the initial contract period and approximately $125 million relates to the option renewal periods.

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

Page - 20 -

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 14, 2011, a purported class action complaint was filed in the Circuit Court for Anne Arundel County, State of Maryland, captioned Noble Equity Fund, LP v. Conmed Healthcare Management, Inc., et. al., Case No.:  02-C-11-162695 on behalf of a putative class of Company stockholders and naming as defendants the Company, all the members of the Company’s Board of Directors, Ayelet Investments LLC and Ayelet Merger Subsidiary, Inc. The plaintiffs generally allege that, in connection with the approval of the Agreement and Plan of Merger, the members of the Board of Directors breached their fiduciary duties owed to Company stockholders by, among other things, (i) failing to take steps to maximize the value of the Company to its stockholders because the merger consideration of $3.85 per share allegedly does not reflect the true value of Company stock, and (ii) creating supposedly preclusive deal protection devices in the Agreement and Plan of Merger. The plaintiffs further allege that Ayelet Investments LLC and Ayelet Merger Subsidiary, Inc. aided and abetted the members of the Board of Directors in the alleged breaches of their fiduciary duties. The plaintiffs seek, among other things, a declaration that the members of the Board of Directors have breached their fiduciary duties and that the stockholder vote should be enjoined, an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger, and damages and attorneys’ fees. On August 5, 2011, the plaintiffs served document requests on all defendants. On August 9, 2011, the plaintiffs filed an Amended Class Action Complaint, adding additional allegations that, among other things, (i) the sales process purportedly favored James Desnick over other bidders; (ii) the members of the Board of Directors were allegedly acting to advance their own interests at the expense of Company stockholders; and (iii) the members of the Board of Directors purportedly failed to comply with their disclosure obligations in the preliminary proxy statement filed on July 21, 2011.

ITEM 1A.	RISK FACTORS

The information in this Item is not required to be provided by Smaller Reporting Companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
2.1
Agreement and Plan of Merger, dated as of July 11, 2011, among Ayelet Investments LLC, Ayelet Merger Subsidiary, Inc., and Conmed Healthcare Management, Inc. (the “Company”) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 13, 2011).

10.1	Limited Guarantee, dated as of July 11, 2011, by James H. Desnick, M.D. in favor of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 13, 2011).
10.2	Amendment No. 3 to the 2007 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 13, 2011).*
10.3
Amendment to the Employment Agreement, dated as of July 11, 2011, by and between the Company and Richard W. Turner (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 13, 2011).*

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, filed on August 12, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)

*      Management contract or compensatory plan or arrangement.

Page - 21 -

(†) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

Page - 22 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

August 12, 2011
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

August 12, 2011
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 23 -