Form 10-Q
period 2011-09-30
Conmed Healthcare Management, Inc.
filed 2011-11-14
CIK 943324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	November 10, 2011
Common Stock, $0.0001 par value per share	13,132,481

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,997,922	$13,270,089
Accounts receivable	2,950,614	2,698,867
Prepaid expenses	363,816	1,158,660
Taxes receivable	96,859	—
Deferred taxes	180,000	144,000
Total current assets	18,589,211	17,271,616
PROPERTY AND EQUIPMENT, NET	723,894	686,116
DEFERRED TAXES	1,169,000	1,321,000
OTHER ASSETS
Service contracts acquired, net	185,250	466,500
Non-compete agreements, net	130,890	216,892
Goodwill	6,263,705	6,263,705
Deposits	56,274	56,475
Total other assets	6,636,119	7,003,572
	$27,118,224	$26,282,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,456,334	$1,812,817
Accrued expenses	3,933,694	4,619,613
Taxes payable	—	368,162
Deferred revenue	513,262	599,033
Total current liabilities	6,903,290	7,399,625
DERIVATIVE FINANCIAL INSTRUMENTS	3,197,244	692,696
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 13,132,481 and 12,835,319 shares as of September 30, 2011 and December 31, 2010, respectively	1,313	1,284
Additional paid-in capital	37,503,576	38,991,145
Accumulated deficit	(20,487,199)	(20,802,446)
Total shareholders’ equity	17,017,690	18,189,983
	$27,118,224	$26,282,304
See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010

Service contract revenue	$51,036,299	$44,881,099	$18,068,414	$15,390,976

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	28,995,423	25,435,552	10,245,142	8,729,743
Medical expenses	10,733,597	9,301,119	3,841,681	3,289,376
Other operating expenses	2,035,011	1,540,391	715,295	598,863
Total healthcare expenses	41,764,031	36,277,062	14,802,118	12,617,982

Gross profit	9,272,268	8,604,037	3,266,296	2,772,994

Selling and administrative expenses	7,615,592	6,067,251	2,756,785	2,076,918
Depreciation and amortization	470,175	814,940	137,649	215,241
Total operating expenses	8,085,767	6,882,191	2,894,434	2,292,159

Operating income	1,186,501	1,721,846	371,862	480,835

OTHER INCOME (EXPENSE)
Interest income	76,715	72,385	24,471	27,025
Gain (loss) on fair value of derivatives	(435,969)	358,633	(80,502)	406,012
Total other income (expense)	(359,254)	431,018	(56,031)	433,037

Income before income taxes	827,247	2,152,864	315,831	913,872
Income tax expense	512,000	980,000	255,000	366,700
Net income	$315,247	$1,172,864	$60,831	$547,172

EARNINGS PER COMMON SHARE
Basic	$0.02	$0.09	$0.00	$0.04
Diluted	$0.02	$0.06	$0.00	$0.01

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	12,959,610	12,630,716	13,097,471	12,631,919
Diluted	14,468,776	14,246,996	14,654,854	14,255,523
See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315,247	$1,172,864
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	234,172	207,493
Amortization	236,002	607,447
Amortization of long-term customer agreement	131,250	43,750
Stock-based compensation	320,204	465,516
(Gain) Loss on fair value of derivatives	435,969	(358,633)
Deferred income taxes	116,000	(5,000)
Changes in working capital components
(Increase) in accounts receivable	(251,747)	(682,185)
Decrease in prepaid expenses	794,844	638,623
Decrease in deposits	201	—
Increase in accounts payable	643,517	742,019
(Decrease) in accrued expenses	(685,919)	(280,170)
(Decrease) in income taxes payable/receivable	(465,021)	(115,617)
(Decrease) in deferred revenue	(85,771)	(191,008)
Net cash provided by operating activities	1,738,948	2,245,099

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(271,950)	(151,801)
Asset purchase	—	(147,268)
Net cash (used in) investing activities	(271,950)	(299,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants and stock options	260,835	6,297
Net cash provided by financing activities	260,835	6,297

Net increase in cash and cash equivalents	1,727,833	1,952,327

CASH AND CASH EQUIVALENTS
Beginning	13,270,089	11,056,143
Ending	$14,997,922	$13,008,470

NON-CASH FINANCING ACTIVITIES WERE AS FOLLOWS:
Reclassification of warrants from derivative financial instruments to additional paid-in capital upon exercise, at fair value.	$444,812	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	861,021	1,100,617

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2010	$—	$1,284	$38,991,145	$(20,802,446)	$18,189,983
Net Income	—	—	—	315,247	315,247
Stock option expense	—	—	320,204	—	320,204
Amendment of warrants (Note 6)	—	—	(2,513,391)	—	(2,513,391)
Exercise of warrants and stock options	—	29	705,618	—	705,647
Balance at September 30, 2011	$—	$1,313	$37,503,576	$(20,487,199)	$17,017,690
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

Our interim results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for a full year.

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

On October 24, 2011, the Company, Parent and Merger Sub entered into Amendment No. 1 to the Merger Agreement. This amendment revised the minimum cash on hand closing condition in the Merger Agreement to account for certain items that had occurred since the Merger Agreement was executed. On October 1, 2011, the Company entered into a premium financing agreement with Premium Assignment Corporation in order to finance certain insurance premiums that were due upon renewal of certain of its insurance policies on October 1, 2011. In light of this premium financing arrangement, the minimum cash on hand closing condition was amended to provide that the Company would have cash and cash equivalents on hand immediately prior to consummation of the merger contemplated by the Merger Agreement in an amount equal to the outstanding principal due and owing under the premium financing agreement. In addition, based on the Company’s payment of certain tax liabilities to the State of Washington, the minimum cash on hand closing condition was amended to eliminate the requirement that the Company have $0.5 million of cash and cash equivalents on hand to pay such tax liabilities.

The Company has called a special meeting of its shareholders to be held on November 15, 2011 at 9:00 a.m., local time, at the offices of Kramer Levin Naftalis & Frankel LLP, 1177 Avenue of the Americas, New York, New York, for the purpose of voting on proposals to approve and adopt the Merger Agreement, to consider and cast a nonbinding advisory vote on the ‘‘golden parachute’’ compensation that may be payable to the Company’s named executive officers in connection with the merger as reported in the Company’s proxy statement, and to grant authority to postpone or adjourn the special meeting. Stockholders of record on October 24, 2011 will be entitled to vote at the meeting. The Company filed a definitive proxy statement with the Securities and Exchange Commission on October 25, 2011 in connection with the proposed transaction with Parent, and has mailed the definitive proxy statement to stockholders. The Company’s stockholders are urged to read the proxy statement and other relevant materials because they contain important information about the proposed merger with Parent.

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

During the nine months ended September 30, 2011 and 2010, we recorded stock-based compensation expense totaling $320,204 and $465,516, respectively, and during the three months ended September 30, 2011 and 2010, we recorded stock-based compensation expense totaling $108,872 and $161,579, respectively.

Page - 6 -

During the nine months ended September 30, 2011, options were granted to purchase 160,000 shares of common stock at an average exercise price of $3.26 per share and an average grant date fair value of $2.13 per share.  Additionally, during the nine months ended September 30, 2011, options to purchase 24,042 shares of common stock were forfeited, options to purchase 48,125 shares of common stock were cancelled and options to purchase 83,334 shares of common stock were exercised at an average exercise price of $2.01 per share.  As of September 30, 2011, 598,062 shares remain available for grant under the 2007 Plan.

As of September 30, 2011, stock-based compensation expense not yet recognized in income totaled $1,047,691, which is expected to be recognized over a weighted-average remaining period of 2.61 years.  On the closing date of the Merger, the full amount of compensation expense not yet recognized will be recognized as compensation expense.

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

Summary
The following table summarizes the warrant activity for the nine months ended September 30, 2011:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$0.94
Warrants outstanding as of December 31, 2010	—	813,000	496,667	300,000	20,000	80,000	1,709,667
Warrants exercised	—	40,000	242,334	284,250	—	—	566,584
Warrants forfeited	—	—	—	—	20,000	—	20,000
Warrants outstanding as of September 30, 2011	—	773,000	254,333	15,750	—	80,000	1,123,083

Page - 7 -

The following table summarizes the warrant activity for the nine months ended September 30, 2010:

	Pre-Acquisition Warrants	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.35
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667
Warrants exercised	—	—	—	—	—	—	—
Warrants outstanding as of September 30, 2010	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667

NOTE 6.	Fair Value of Warrants

As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature, effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  During the third quarter of 2011, certain warrants were amended in connection with the Merger Agreement to have a cash settlement feature and as a result 771,020 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  This resulted in a reclassification from equity to liability of $2,513,391 and a non-cash charge to expense of $22,606 in the third quarter of 2011.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all the assumptions we use are set forth below.  The risk free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve and the expected life is based on the contractual life of the warrant.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	September 30, 2011	December 31, 2010
Expected life (years)	0.3	0.9
Expected volatility	63.64%	29.86%
Risk-free interest rate	0.1%	0.3%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	September 30, 2011	December 31, 2010
Expected life (years)	0.3	0.9
Expected volatility	63.64%	29.86%
Risk-free interest rate	0.1%	0.3%
Expected dividend yield	0.0%	0.0%

Placement Warrant @ $2.75 per share

Black-Scholes assumptions	September 30, 2011	December 31, 2010
Expected life (years)	0.3	—
Expected volatility	63.64%	—
Risk-free interest rate	0.1%	—
Expected dividend yield	0.0%	—

Page - 8 -

Consultant Warrants @ $1.85 per share

Black-Scholes assumptions	September 30, 2011	December 31, 2010
Expected life (years)	0.3	—
Expected volatility	63.64%	—
Risk-free interest rate	0.1%	—
Expected dividend yield	0.0%	—

The following tables summarize the warrant activity subject to fair value accounting for the nine months ended September 30, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrants @ $1.85 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	—	—	628,097
Warrants exercised	40,000	242,334	—	—	282,334
Warrants amended	681,570	—	9,450	80,000	771,020
Warrants outstanding subject to fair value accounting as of September 30, 2011	773,000	254,333	9,450	80,000	1,116,783

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrants @ $1.85 per share	Total
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$—	$—	$692,696
Realized loss on warrants	20,382	152,818	—	—	173,200
Unrealized (gain) loss on warrants	69,380	173,483	(94)	20,000	262,769
Fair value of warrants transferred to liability upon amendment	2,369,164	—	9,827	134,400	2,513,391
Fair value of warrants exercised	(130,414)	(314,398)	—	—	(444,812)
Fair value of warrants outstanding as of September 30, 2011	$2,690,049	$343,062	$9,733	$154,400	$3,197,244

The following tables summarize the warrant activity subject to fair value accounting for the three months ended September 30, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrants @ $1.85 per share	Total
Warrants outstanding subject to fair value accounting as of June 30, 2011	91,430	446,000	—	—	537,430
Warrants exercised	—	191,667	—	—	191,667
Warrants amended	681,570	—	9,450	80,000	771,020
Warrants outstanding subject to fair value accounting as of September 30, 2011	773,000	254,333	9,450	80,000	1,116,783

Page - 9 -

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of June 30, 2011	$306,317	$555,941	$—	$—	$862,258
Realized loss on warrants	—	19,993	—	—	19,993
Unrealized (gain) loss on warrants	14,568	26,035	(94)	20,000	60,509
Fair value of warrants transferred to liability upon amendment	2,371,864	—	9,733	154,400	2,535,997
Fair value of warrants exercised	—	(258,907)	—	—	(258,907)
Fair value of warrants outstanding as of September 30, 2011	$2,690,049	$343,062	$9,733	$154,400	$3,197,244

As of September 30, 2011, we had outstanding warrants to purchase an aggregate of 1,123,083 shares of common stock, of which warrants to purchase 1,116,783 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $0.94, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 7.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance.  The derivative financial instruments recorded at fair value in the balance sheets as of September 30, 2011 and December 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of September 30, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$3,197,244	$—	$—	$3,197,244

	As of December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$692,696	$—	$—	$692,696

Equity-linked financial instruments consist of stock warrants issued by the Company that contain a strike price adjustment feature.  In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 6, “Fair Value of Warrants”.  During the nine months ended September 30, 2011, we recognized a $262,769 unrealized loss and during the nine months ended September 30, 2010, we recognized a $391,223 unrealized gain related to the change in fair value of the financial instruments which is included in Other Income (Expense) on the Statement of Operations.

Page - 10 -

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the nine months ended September 30:

	2011	2010
Balance as of January 1	$692,696	$1,299,450
Transfers into level 3	2,513,391	—
Transfers out of level 3	—	(282,670)
Fair value of warrants exercised	(444,812)	—
Realized loss related to the change in fair value	173,200	32,590
Unrealized loss related to the change in fair value	262,769	(391,223)
Balance as of September 30	$3,197,244	$658,147

NOTE 8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Numerator:
Net income for basic earnings per share	$315,247	$1,172,864	$60,831	$547,172
Subtractions:
Change in fair value of derivatives	—	(358,633)	—	(406,012)
Net income for diluted earnings per share	$315,247	$814,231	$60,831	$141,160

Denominator:
Weighted-average basic shares outstanding	12,959,610	12,630,716	13,097,471	12,631,919
Assumed conversion of dilutive securities
Stock options	631,874	481,713	716,743	500,329
Warrants	877,292	1,134,567	840,640	1,123,275
Potentially dilutive common shares	1,509,166	1,616,280	1,557,383	1,623,604

Denominator for diluted earnings per share – Adjusted weighted average shares	14,468,776	14,246,996	14,654,854	14,255,523

Earnings (loss) per common share:
Basic	$0.02	$0.09	$0.00	$0.04
Diluted	$0.02	$0.06	$0.00	$0.01

Common stock warrants and options outstanding totaling 621,500 and 446,500 shares are not included in diluted earnings per common share for the nine months ended September 30, 2011 and 2010, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 9.	Income Tax Matters

Our effective tax rate was 61.9% and 45.5% during the nine months ended September 30, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income resulting from the inclusion of non-deductible Merger-related expenses.  We recorded income tax expense of $512,000 and $980,000 for the nine months ended September 30, 2011 and 2010, respectively.  We recorded income tax expense of $255,000 and $366,700 for the three months ended September 30, 2011 and 2010, respectively.

Page - 11 -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control) including, without limitation, the Company’s ability to increase revenue and to continue to obtain new contracts;contract renewals and extensions; the incurrence of start-up costs associated with new contracts; inflation exceeding the Company’s projection of the inflation rate of cost of services under multi-year contracts; the ability to obtain bonds; decreases in occupancy levels or disturbances at detention centers; malpractice litigation; the ability to utilize third party administrators for out -of- facility care; compliance with laws and government regulations, including those relating to healthcare; investigation and auditing of our contracts by government agencies; competition; termination of contracts due to lack of government appropriations; material adverse changes in economic and industry conditions in the healthcare market; negative publicity regarding the provision of correctional healthcare services; dependence on key personnel and the ability to hire skilled personnel; influences of certain stockholders; increases in healthcare costs; insurance; completion and integration of future acquisitions; public company obligations; limited liability of directors and officers; the Company’s ability to meet the NYSE Amex continued listing standards; stock price volatility; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed merger; unexpected costs or expenses resulting from the proposed merger; litigation or adverse judgments relating to the proposed merger; and risks relating to the consummation of the contemplated merger, including the risk that the required stockholder approval might not be obtained in a timely manner or at all or that other closing conditions will not be satisfied. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases.  More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the SEC on March 24, 2011. Investors and security holders are urged to read this document free of charge on the SEC’s web site at www.sec.gov.

General

We provide healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, correctional institutions are required to provide healthcare services for their inmates. We are a specialist in the provision of these services, having provided correctional healthcare services since 1984.  We began providing correctional healthcare services in the State of Maryland, and currently serve county and municipal correctional facilities in forty counties in eight states:  Arizona, Kansas, Maryland, New Jersey, Oregon, Tennessee, Virginia and Washington. Our services have expanded to include mental health, pharmacy and out-of-facility healthcare services.

The Merger

On July 11, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ayelet Investments LLC, a Delaware limited liability company (“Parent”), and Ayelet Merger Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Ayelet (“Merger Sub”).  Parent and Merger Sub are affiliates of James H. Desnick, M.D.

Page - 12 -

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock of the Company (other than shares (i) owned by Parent or Merger Sub, (ii) held in treasury by the Company, (iii) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law or (iv) owned by any wholly-owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive $3.85 in cash (the “Merger Consideration”), and each outstanding option and warrant, including unexercised and unvested options and warrants (other than warrants owned by Parent or Merger Sub) to purchase a share of common stock will be cancelled and converted into the right to receive the Merger Consideration, net of the option or warrant exercise price, in each case less applicable withholding taxes and without interest.

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

On October 24, 2011, the Company, Parent and Merger Sub entered into Amendment No. 1 to the Merger Agreement. This amendment revised the minimum cash on hand closing condition in the Merger Agreement to account for certain items that had occurred since the Merger Agreement was executed. On October 1, 2011, the Company entered into a premium financing agreement with Premium Assignment Corporation in order to finance certain insurance premiums that were due upon renewal of certain of its insurance policies on October 1, 2011. In light of this premium financing arrangement, the minimum cash on hand closing condition was amended to provide that the Company would have cash and cash equivalents on hand immediately prior to consummation of the merger contemplated by the Merger Agreement in an amount equal to the outstanding principal due and owing under the premium financing agreement. In addition, based on the Company’s payment of certain tax liabilities to the State of Washington, the minimum cash on hand closing condition was amended to eliminate the requirement that the Company have $0.5 million of cash and cash equivalents on hand to pay such tax liabilities.

Page - 13 -

The Company has called a special meeting of its shareholders to be held on November 15, 2011 at 9:00 a.m., local time, at the offices of Kramer Levin Naftalis & Frankel LLP, 1177 Avenue of the Americas, New York, New York, for the purpose of voting on proposals to approve and adopt the Merger Agreement, to consider and cast a nonbinding advisory vote on the ‘‘golden parachute’’ compensation that may be payable to the Company’s named executive officers in connection with the merger as reported in the Company’s proxy statement, and to grant authority to postpone or adjourn the special meeting. Stockholders of record on October 24, 2011 will be entitled to vote at the meeting. The Company filed a definitive proxy statement with the Securities and Exchange Commission on October 25, 2011 in connection with the proposed transaction with Parent, and has mailed the definitive proxy statement to stockholders. The Company’s stockholders are urged to read the proxy statement and other relevant materials because they contain important information about the proposed Merger with Parent.

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

Page - 14 -

Results of Operations

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
The following discussion of financial results is derived from unaudited financial statements for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$18,068,414	100.0%	$15,390,976	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	10,245,142	56.7%	8,729,743	56.7%
Medical expenses	3,841,681	21.3%	3,289,376	21.4%
Other operating expenses	715,295	4.0%	598,863	3.9%
Total healthcare expenses	14,802,118	81.9%	12,617,982	82.0%

Gross profit	3,266,296	18.1%	2,772,994	18.0%

OPERATING EXPENSES:
Selling and administrative expenses	2,756,785	15.3%	2,076,918	13.5%
Depreciation and amortization	137,649	0.8%	215,241	1.4%
Total operating expenses	2,894,434	16.0%	2,292,159	14.9%

Operating income	371,862	2.1%	480,835	3.1%

OTHER INCOME (EXPENSE)
Interest income	24,471	0.1%	27,025	0.2%
Gain (loss) on fair value of derivatives	(80,502)	(0.4)%	406,012	2.6%
Total other income (expense)	(56,031)	(0.3)%	433,027	2.8%

Income before income taxes	315,831	1.7%	913,872	5.9%

Income tax expense	255,000	1.4%	366,700	2.4%

Net income	$60,831	0.3%	$547,172	3.6%

Summary
Net revenue from medical services provided primarily to correctional institutions for the three months ended September 30, 2011 and 2010 was $18,068,414 and $15,390,976, respectively, which represents an increase of $2,677,438, or 17.4%. Net income was $60,831 or 0.3% of revenue, compared to net income of $547,172, or 3.6% of revenue, for the three months ended September 30, 2011 and 2010, respectively, which represented a decrease in net income of $486,341.

Page - 15 -

Revenue
The addition of service contracts signed with new jurisdictions since July 1, 2010 accounted for $2,657,106 or 99.2% of the increase in revenue for the three months ended September 30, 2011 compared to the same period for the prior year.  These jurisdictions are as follows: Alexandria, VA; Haywood County, TN; Ocean County, NJ; Newport News, VA; Virginia Beach, VA; and Worcester County, MD.  Revenue improvement totaling $77,997, or 2.9% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to July 1, 2010. Price increases related to existing service requirements totaled $278,686, or 10.4% of the revenue increase. Partially offsetting the revenue increases above were decreases in other volume related activities totaling $336,351 primarily associated with lower inmate populations at certain facilities in addition to a decrease in stop/loss reimbursements due to lower out-of-facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $10,245,142, or 56.7% of revenue, for the three months ended September 30, 2011, compared to $8,729,743, or 56.7% of revenue, for the three months ended September 30, 2010. The increase in spending for salaries and employee benefits of $1,515,399, or 17.4%, is due primarily to the addition of new healthcare employees resulting from new business. Approximately 97.5% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts plus cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the three months ended September 30, 2011 and 2010 were $3,841,681, or 21.3% of revenue, and $3,289,376, or 21.4% of revenue, respectively, which represented an increase of $552,305, or 16.8%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to new contracts for medical services both in and out of the facility plus higher expenditures for pharmacy services. The increase in spending resulting from new service contracts was partially offset by an 8.7% decrease in medical expenses at existing sites. This decrease in spending at existing sites is primarily the result of a 12.4% decrease in pharmacy and an 11.7% decrease of in-facility expenses which were partially offset by a 0.1% increase in out-of-facility expenses.

Other operating expenses
Other operating expenses were $715,295, or 4.0% of revenue, for the three months ended September 30, 2011, compared to $598,863, or 3.9% of revenue, for the three months ended September 30, 2010. The increase of $116,432, or 19.4%, in spending is primarily related to an increase in legal, insurance, and travel expenses.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the three months ended September 30, 2011 and 2010 were $2,756,785, or 15.3% of revenue, and $2,076,918, or 13.5% of revenue, respectively. The increased expenditure of $679,867 reflects $724,689 of Merger-related expense that was partially offset by decreases in wages and salaries, business development fees, equity based compensation, and legal fees.  Stock-based compensation for the three months ended September 30, 2011 and 2010 was $108,872 and $161,579, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $32,000, or 0.2% of revenue, for the three months ended September 30, 2011, compared to $80,000, or 0.5% of revenue, for the three months ended September 30, 2010. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $24,667, or 0.1% of revenue, for the three months ended September 30, 2011, compared to $68,668, or 0.4% of revenue, for the three months ended September 30, 2010. Depreciation expense increased to $80,982 for the three months ended September 30, 2011 compared to $66,573 for the prior year period due primarily to capital expenditures associated with purchases of vehicles and medical equipment.

Page - 16 -

Interest income
Interest income was $24,471 for the three months ended September 30, 2011 compared to $27,025 for the same period in 2010. Reduced short-term interest rates partially offset by higher average cash balances during the three months ended September 30, 2011 account for the decreased interest income compared to the same period in 2010.

Gain (loss) on fair value of derivatives
As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  During the third quarter of 2011, certain warrants were amended in connection with the Merger Agreement to have a cash settlement feature and as a result 771,020 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  This resulted in a reclassification from equity to liability of $2,513,391 and a non-cash charge to expense of $22,606 in the third quarter of 2011.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the three months ended September 30, 2011 and 2010, we recognized an unrealized loss of $60,509 and a $438,602 unrealized gain, respectively.  The increased loss of $499,111 was primarily the result of our stock price increasing $0.13 during the three months ended September 30, 2011, compared to a $0.35 decrease in stock price during the three months ended September 30, 2010.  Additionally, there were 488,686 more warrants subject to fair value accounting during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to the amendment of certain warrants in connection with the Merger Agreement to have a cash settlement feature partially offset by the exercise of certain warrant agreements subsequent to September 30, 2010 that were subject to liability treatment.

During the three months ended September 30, 2011, warrants to purchase 191,667 shares of common stock were exercised by cashless exercise and as a result, a total of 64,184 shares of common stock were issued.  Additionally, warrants to purchase 771,020 shares of common stock were amended resulting in liability treatment.  As of September 30, 2011, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,116,783 shares of common stock.  During the three months ended September 30, 2010, no warrants were exercised and warrants to purchase 90,000 shares of common stock were amended and have since been treated as equity.  As of September 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 628,097 shares of common stock.

The following table summarizes the change in fair value for the three months ended September 30:

	2011	2010
Fair value of warrants outstanding as of June 30	$862,258	$1,346,829
Realized loss on warrants	19,993	32,590
Unrealized (gain) loss on warrants	60,509	(438,602)
Fair value of warrants transferred to equity upon amendment	—	(282,670)
Fair value of warrants transferred to liability upon amendment	2,513,391	—
Fair value of warrants exercised	(258,907)	—
Fair value of warrants outstanding as of September 30	$3,197,244	$658,147

See Note 6, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended September 30, 2011.

Income tax expense
Our effective tax rate was 80.7% and 40.1% during the three months ended September 30, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income resulting from the inclusion of non-deductible Merger-related expenses.  We recorded income tax expense of $255,000 and $366,700 for the three months ended September 30, 2011 and 2010, respectively.

Page - 17 -

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
The following discussion of financial results is derived from unaudited financial statements for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$51,036,299	100.0%	$44,881,099	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	28,995,423	56.8%	25,435,552	56.7%
Medical expenses	10,733,597	21.0%	9,301,119	20.7%
Other operating expenses	2,035,011	4.0%	1,540,391	3.4%
Total healthcare expenses	41,764,031	81.8%	36,277,062	80.8%

Gross profit	9,272,268	18.2%	8,604,037	19.2%

OPERATING EXPENSES:
Selling and administrative expenses	7,615,592	14.9%	6,067,251	13.5%
Depreciation and amortization	470,175	0.9%	814,940	1.8%
Total operating expenses	8,085,767	15.8%	6,882,191	15.3%

Operating income	1,186,501	2.3%	1,721,846	3.8%

OTHER INCOME (EXPENSE)
Interest income	76,715	0.2%	72,385	0.2%
Gain (loss) on fair value of derivatives	(435,969)	(0.9)%	358,633	0.8%
Total other income (expense)	(359,254)	(0.7)%	431,018	1.0%

Income before income taxes	827,247	1.6%	2,152,864	4.8%

Income tax expense	512,000	1.0%	980,000	2.2%

Net income	$315,247	0.6%	$1,172,864	2.6%

Summary
Net revenue from medical services provided primarily to correctional institutions for the nine months ended September 30, 2011 and 2010, was $51,036,299 and $44,881,099, respectively, which represents an increase of $6,155,200, or 13.7%. Net income was $315,247, or 0.6% of revenue, compared to $1,172,864, or 2.6% of revenue, for the nine months ended September 30, 2011 and 2010, respectively, which represented a decrease in net income of $857,617.

Page - 18 -

Revenue
The addition of service contracts signed with new jurisdictions since January 1, 2010 accounted for $6,591,183, or 107.1% of the increase in revenue, for the nine months ended September 30, 2011 compared to the same period for the prior year.  These jurisdictions are as follows: Alexandria, VA; Haywood County, TN; Ocean County, NJ; Newport News, VA; Roanoke City, VA; Virginia Beach, VA; and Worcester County, MD.  Revenue improvement totaling $94,671, or 1.5% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to January 1, 2010. Price increases related to existing service requirements totaled $507,929, or 8.3% of the revenue increase over the prior year period, and was the result of $785,007 in price increases offset by repricings under the two year extension amendment to the Pima County contract which began on July 1, 2010. Also, partially offsetting the revenue increases above were decreases in other volume related activities totaling $1,038,583 primarily associated with lower inmate populations at certain facilities in addition to a decrease in stop/loss reimbursements due to lower out of facility medical expenditures in excess of stop/loss limits which are billed back to clients.

Healthcare Expenses
Salaries and employee benefits
Salaries and employee benefits for healthcare employees were $28,995,423, or 56.8% of revenue, for the nine months ended September 30, 2011, compared to $25,435,552, or 56.7% of revenue, for the nine months ended September 30, 2010. The increase in spending for salaries and employee benefits of $3,559,871, or 14.0%, is due primarily to the addition of new healthcare employees resulting from new business. Approximately 93.3% of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses
Medical expenses for the nine months ended September 30, 2011 and 2010 were $10,733,597, or 21.0% of revenue, and $9,301,119, or 20.7% of revenue, respectively, which represented an increase of $1,432,478, or 15.4%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to medical services for new contracts both in- and out-of-facility plus higher expenditures for pharmacy services. The increase in spending as a percentage of revenue results primarily from the new service contracts added since January 1, 2010 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts. The increase in spending resulting from new service contracts was partially offset by a 6.1% decrease in medical expenses at existing sites. This decrease in spending at existing sites is primarily the result of a 13.5% decrease in pharmacy and a 7.3% decrease of in-facility expenses which were partially offset by a 35.1% increase in out of facility expenses.

Other operating expenses
Other operating expenses were $2,035,011, or 4.0% of revenue, for the nine months ended September 30, 2011, compared to $1,540,391, or 3.4% of revenue, for the nine months ended September 30, 2010. The increase of $494,620, or 32.1%, in spending is primarily related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for legal fees, professional liability insurance, and travel expenses partially offset by a reduction in business development fees.

Operating Expenses
Selling and administrative expenses
Selling and administrative expenses for the nine months ended September 30, 2011 and 2010 were $7,615,592, or 14.9% of revenue, and $6,067,251, or 13.5% of revenue, respectively. The increased expenditure of $1,548,341 reflects a non-recurring $372,308 sales tax accrual, $1,088,710 of Merger-related expense, as well as increased investment in management and administrative personnel required to support new contracts and services added since January 1, 2010. These increases as well as increases in travel expenses were partially offset by lower equity-based compensation, business development fees, and recruiting expenses.  Stock-based compensation for the nine months ended September 30, 2011 and 2010 was $320,204 and $465,516, respectively.

Depreciation and amortization
Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $150,000, or 0.3% of revenue, for the nine months ended September 30, 2011, compared to $372,000, or 0.8% of revenue, for the nine months ended September 30, 2010. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized.  Amortization of non-compete agreements was $86,002, or 0.2% of revenue, for the nine months ended September 30, 2011, compared to $235,447, or 0.5% of revenue, for the nine months ended September 30, 2010. Depreciation expense increased to $234,172 for the nine months ended September 30, 2011 compared to $207,493 for the prior year period due primarily to capital expenditures associated with purchases of vehicles and medical equipment which was partially offset by lower computer depreciation as certain assets have become fully depreciated.

Page - 19 -

Interest income
Interest income was $76,715 for the nine months ended September 30, 2011 compared to $72,385 for the same period in 2010. Higher average cash balances during the nine months ended September 30, 2011 account for the increased interest income compared to the same period in 2010.

Gain (loss) on fair value of derivatives
As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result they are now recorded as a liability based on fair value estimates.  During the third quarter of 2011, certain warrants were amended in connection with the Merger Agreement to have a cash settlement feature and as a result 771,020 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment.  This resulted in a reclassification from equity to liability of $2,513,391 and a non-cash charge to expense of $22,606 in the third quarter of 2011.  These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised, amended or expire.

During the nine months ended September 30, 2011 and 2010, we recognized an unrealized loss of $262,769 and an unrealized gain of $391,223, respectively.  The increased loss of $653,992 was primarily the result of our stock price increasing $0.73 during the nine months ended September 30, 2011 compared to a $0.12 decrease in stock price during the nine months ended September 30, 2010.  Additionally, there were 488,686 more warrants subject to fair value accounting during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the amendment of certain warrants in connection with the Merger Agreement to have a cash settlement feature partially offset by the exercise of certain warrant agreements subsequent to September 30, 2010 that were subject to liability treatment.

During the nine months ended September 30, 2011, warrants to purchase 37,334 shares of common stock were exercised generating $93,335 of net proceeds and warrants to purchase 245,000 shares of common stock were exercised by cashless exercise and as a result, a total of 105,265 shares of common stock were issued.  Additionally, warrants to purchase 771,020 shares of common stock were amended resulting in liability treatment.  As of September 30, 2011, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 1,116,783 shares of common stock.  During the nine months ended September 30, 2010, no warrants were exercised and warrants to purchase 90,000 shares of common stock were amended and have since been treated as equity.  As of September 30, 2010, we had outstanding warrants subject to derivative accounting to purchase an aggregate of 628,097 shares of common stock.

The following table summarizes the change in fair value for the nine months ended September 30:

	2011	2010
Fair value of warrants outstanding as of January 1	$692,696	$1,299,450
Realized loss on warrants	173,200	32,590
Unrealized (gain) loss on warrants	262,769	(391,223)
Fair value of warrants transferred to equity upon amendment	—	(282,670)
Fair value of warrants transferred to liability upon amendment	2,513,391	—
Fair value of warrants exercised	(444,812)	—
Fair value of warrants outstanding as of September 30	$3,197,244	$658,147

See Note 6, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the nine months ended September 30, 2011.

Page - 20 -

Income tax expense
Our effective tax rate was 61.9% and 45.5% during the nine months ended September 30, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0% primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses.  The change in our effective tax rate from prior periods is primarily due to the relation of our taxable income relative to pre-tax income resulting from the inclusion of non-deductible Merger-related expenses.  We recorded income tax expense of $512,000 and $980,000 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Cash as of September 30, 2011 and September 30, 2010 was $14,997,922 and $13,008,470, respectively.  We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities
Cash flow from operations for the nine months ended September 30, 2011 totaled $1,738,948, reflecting a net income of $315,247 plus $1,473,597 in adjustments for non-cash expenses such as amortization of intangible assets of $236,002, amortization of long-term customer agreement of $131,250, stock-based compensation of $320,204, change in fair value of warrants of $435,969, depreciation of $234,172 and deferred income taxes of $116,000.  Changes in working capital components used $49,896, reflecting a decrease in prepaid expenses of $794,844 and deposits of $201 as well as an increase in accounts payable of $643,517 partially offset by an increase in accounts receivable of $251,747 as well as a decrease in deferred revenue of $85,771, income taxes payable/receivable of $465,021 and accrued expenses of $685,919.  The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance.  We prepaid our annual professional liability insurance policy premium in October 2010 and we expense the prepaid amounts ratably during the annual policy period of October through September.  The increase in accounts payable was primarily due to the addition of new service contracts, increased payables relating to the Merger and an increase in the payables that were previously reflected in accrued expenses.  The increase in accounts receivable resulted primarily from an increase in receivables for stop/loss reimbursements due to out-of-facility medical expenditures in excess of stop/loss limits.  The decrease in accrued expenses resulted primarily from a decrease in accrued wages covering seven fewer days as compared to the accrual at December 31, 2010 which was partially offset by increases in accruals for Merger related expenses and accrued medical expenses related to new service contracts.  The decrease in income taxes payable/receivable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable.  Deferred revenue decreased primarily as a result of a reduction in advance customer payments received prior to quarter end.

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

Cash Flows from Investing Activities
Cash flow used in investing activities for the nine months ended September 30, 2011 used $271,950 for purchases of property and equipment primarily for purchases of vehicles, computers, software and medical equipment.

Page - 21 -

Cash flow used in investing activities for the nine months ended September 30, 2010 used $299,069.  Purchases of property and equipment used $151,801 primarily for purchases of vehicles, computers and medical equipment.  The purchase of all of the assets of a small mobile imaging company used $147,268.

Cash Flows from Financing Activities
Cash flow from financing activities for the nine months ended September 30, 2011 generated cash of $260,835 related to the proceeds from the exercise of warrants and stock options.

Cash flow from financing activities for the nine months ended September 30, 2010 generated cash of $6,297 related to the proceeds from the exercise of stock options.

Loans
As of September 30, 2011, we had no outstanding loans.

Off Balance Sheet Arrangements
We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of September 30, 2011, we have six performance bonds totaling $5,606,441 and two payment bonds for $3,057,912, totaling $8,664,353. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations
The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2011:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment Leases	$164,146	$67,941	$68,001	$28,204	$—
Automobile Leases	157,352	57,143	100,209	—	—
Office Space Leased	201,500	152,093	49,407	—	—
Total Contractual Cash Obligations	$522,998	$277,177	$217,617	$28,204	$—

Effects of Inflation
We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue
As of September 30, 2011, we have 64 active agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the option of the county or municipality. The original terms of the contracts are from one to nine years. These medical and mental healthcare service contracts have potential future service contract revenue of $206 million as of September 30, 2011, with a weighted-average term of 4.4 years including option renewal periods, of which approximately $66 million relates to the initial contract period and approximately $140 million relates to the option renewal periods.

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

Page - 22 -

Changes in Internal Control over Financial Reporting. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 23 -

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 15, 2011, a purported class action complaint was filed in the Circuit Court for Anne Arundel County, captioned Noble Equity Fund, LP v. Conmed Healthcare Management, Inc., et. al., Case No.:  02-C-11-162695, on behalf of a putative class of Company stockholders and naming as defendants the Company, all members of the Company’s Board of Directors, Ayelet Investments LLC and Ayelet Merger Subsidiary, Inc. The plaintiffs generally allege that, in connection with the approval of the Agreement and Plan of Merger, the members of the Board of Directors breached their fiduciary duties owed to Company stockholders by, among other things, (i) failing to take steps to maximize the value of the Company to its stockholders because the merger consideration of $3.85 per share in cash allegedly does not reflect the true value of the shares of Company common stock, and (ii) creating supposedly preclusive deal protection devices in the Agreement and Plan of Merger. The plaintiffs further allege that Ayelet Investments LLC and Ayelet Merger Subsidiary, Inc. aided and abetted the members of the Board of Directors in the alleged breaches of their fiduciary duties. The plaintiffs seek, among other things, a declaration that the members of the Board of Directors have breached their fiduciary duties and that the stockholder vote should be enjoined, an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger, and damages and attorneys’ fees.  On August 5, 2011, the plaintiffs served document requests on all defendants.  On August 9, 2011, the plaintiffs filed an Amended Class Action Complaint, adding additional allegations that, among other things, (i) the sales process purportedly favored James Desnick over other bidders; (ii) the members of the Board of Directors were allegedly acting to advance their own interests at the expense of Company stockholders; and (iii) the members of the Board of Directors purportedly failed to comply with their disclosure obligations in the preliminary proxy statement filed on July 21, 2011.

On September 6, 2011, we and the other parties to the lawsuit reached a settlement, which provides for the dismissal with prejudice of the lawsuit and a release of the defendants from all present and future claims asserted in the lawsuit in exchange for, among other things, providing additional disclosures contained in the Company’s proxy statement. In addition, as part of the settlement, we have agreed to pay an amount not to exceed $250,000 to plaintiffs’ counsel for their fees and expenses, subject to court approval. The proposed settlement is subject to a number of conditions, including, without limitation, court approval of the proposed settlement. There is no assurance that these conditions will be satisfied. The defendants have denied that they have committed any violation of law or duty or engaged in any wrongful acts, and have entered into the settlement in principle solely to eliminate the burden and expense of further litigation.

ITEM 1A.	RISK FACTORS

The information in this Item is not required to be provided by Smaller Reporting Companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

Page - 24 -

ITEM 6.	EXHIBITS

2.1
Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 11, 2011, among Ayelet Investments LLC, Ayelet Merger Subsidiary, Inc., and Conmed Healthcare Management, Inc. (the “Company”) (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 13, 2011).

2.2
Amendment No. 1 to the Merger Agreement, dated as of October 24, 2011, among the Company, Ayelet Investments LLC and Ayelet Merger Subsidiary, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 25, 2011).

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
101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)

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

Page - 25 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

November 10, 2011
	By	/s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

November 10, 2011
	By	/s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 26 -