Form 10-K
period 2011-12-31
Conmed Healthcare Management, Inc.
filed 2012-03-02
CIK 943324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

410-567-5520
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.0001 par value	NYSE Amex LLC

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

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing sale price of the common stock on June 30, 2011 was approximately $23,707,002. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s Common Stock, $.0001 par value, as of March 1, 2012: 13,613,584

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2012	Part III
Annual Meeting of Stockholders

CONMED HEALTHCARE MANAGMENT, INC.

2011 FORM 10-K ANNUAL REPORT

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

On January 26, 2007, Conmed went public through a reverse merger with Pace Health Management Systems, Inc. (“Pace”), a shell company with no ongoing operations. On March 13, 2007, the public shell changed its name to Conmed Healthcare Management, Inc. In 2008, the Company purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and purchased all of the membership interests of Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in Maryland. As of December 31, 2011, the Company was in contract with, and providing medical services in 40 counties in eight states, including: Arizona, Kansas, Maryland, New Jersey, Oregon, Tennessee, Virginia and Washington, and for the fiscal year ended December 31, 2011 had service contract revenue primarily from medical services provided to correctional institutions of $69.4 million.

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

Pharmacy

We provide medications for inmates within our contracted detention facilities. Medications are primarily provided from two national pharmacy contractors, Diamond Pharmacy Services Inc. and Correct Rx Pharmacy Services, Inc., which specialize in the provision of pharmaceutical services to detention centers, with other regional pharmacy contractors available as required. We have accumulated information regarding pharmacy expenses in our contracted facilities, which is useful in the cost proposal portions of our bids for both somatic and behavioral health diagnoses services.

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

The costs for services provided within the facility are generally regionally-based and fairly predictable. The highest in-facility costs relate to providing medical and administrative support staff, pharmaceuticals, professional liability insurance, laboratory fees, on-site radiology, and medical and office supplies.

Out-of-Facility Services

Inmates requiring services outside the facility fall into two broad categories: (i) emergencies and (ii) circumstances that require services beyond the capability of those that can be provided in the facility. Out-of-facility services include hospitalizations, emergency room visits and visits for specialty and sub-specialty care plus other ancillary medical services. We use various methods to control out-of-facility costs. Cost containment is achieved through the use of our out-of-facility management plans, as well as utilizing services in the local community and a local or regional contracted network of professional medical providers using direct contracts or third party administrators (“TPA”). In addition, utilization management and utilization review services are employed to assist with case management and assure that care is provided within generally accepted community standards.

1.	Case management and utilization reviews - To assure the most cost effective and medically appropriate length of stays, we often utilize the services of a contracted professional utilization management and utilization review (“UM/UR”) organization. When an inmate is hospitalized, the UM/UR organization maintains daily contact with the provider and the Medical Director for the facility to assure appropriate care is rendered.

2.	TPA - We contract with TPAs serving many of the areas where the facilities in which we provide healthcare services are located. The TPAs provide a network of physicians, hospitals and ancillary services that are paid based on contracted fee schedules. The TPA is compensated based on a percent of our savings for the repriced claims.

Mobile Imaging

We provide mobile imaging services which are primarily x-ray services that can be used to avoid the cost of taking an inmate to imaging services outside of the facility. This also enables the facility to avoid the cost associated with the purchase and housing of expensive equipment and/or the use of correction staff required to accompany inmates during out-of-facility visits.

Dental Services

We provide on-site dental services for many of the facilities we service. Such facilities maintain dental suites with equipment for conducting dental procedures and x-rays or we utilize mobile dental equipment depending on the RFP requirements.

Electronic Medical Records

We have launched an initiative to accelerate the adoption of electronic medical records (“EMR”) and electronic medication administration records (“EMAR”) systems by our client facilities. Adoption and use of EMR systems in correctional facilities is an important contemporary issue for correctional facility administrators, as use of EMR systems occurs in parallel in the community healthcare system. It is widely accepted that the use of EMR and EMAR systems in the correctional setting greatly improves productivity and accuracy and simplifies the quality measurement and tracking reports necessary for accreditation standards. The availability of cost effective, user friendly and accreditation compatible EMR systems suitable for use in the correctional medicine arena have generally lagged behind community oriented systems. We have, however, identified a commercially available software package and have implemented it in several of our contracted facilities.

EMR systems greatly simplify the tracking of care of patients with chronic conditions, sick calls, chart notes, health problems, release forms, test results, completion of physician orders and appointments with specialist providers. EMAR systems allow for the tracking of medications ordered, pending shipments and pharmacy deliveries. When medications are delivered and logged in, they are automatically listed on the medication administration record for the next scheduled medication pass. Documentation detailing which inmates received medications and when, the type of medication received and from which staff member, and which inmates refused medications or were not present, not only contributes to the quality of care but also helps mitigate grievances and claims of denial of care.

Additional Services

Value-added services that we provide to our clients include the following:

1.	Healthcare services consultations - On request from the facility administration, we will provide consultations on healthcare issues, such as Tuberculosis, Avian Flu, Pandemic Flu management, AIDS, Hepatitis, Methadone treatment, H1N1, reentry programs and many other topics pertinent to correctional healthcare patients. These consultations typically relate to policy issues affecting multiple facilities. In many cases, we have provided expert testimony to state legislative bodies and agencies.

2.	Audit compliance programs - We provide an audit compliance program as part of our core responsibility to all sites. We have experts in all state and national audit processes on staff. These individuals provide guidance to the sites to try and achieve 100% audit compliance. Additionally, a comprehensive continuous quality improvement program is employed to monitor all healthcare activities to ensure delivery of high quality healthcare services for correctional facilities we serve.

3.	OSHA compliance programs - Regulation 1910.1030 of the U.S. Department of Labor, Occupational Safety & Health Administration (“OSHA”), provides guidelines and universal precautions that must be observed to prevent contact with blood or other potentially infectious materials. Such regulations are applicable to all occupational exposure to blood or other potentially infectious materials. We comply with OSHA and provide to our staff members and make available to corrections staff, among other things, appropriate personal protective equipment such as gloves, gowns, laboratory coats, face shields or masks and eye protection, as well as mouthpieces, resuscitation bags, pocket masks, or other ventilation devices. The purpose of such protective equipment is to prevent blood or other potentially infectious materials from passing through to or reaching our employees’ or corrections staff’s clothing, undergarments, skin, eyes, mouth, etc. Other procedures we implement in accordance with OSHA include, but are not limited to, protection from airborne pathogens, ensuring a clean and sanitary worksite and procedures for discarding contaminated waste.

4.	Risk management - We promote risk management through a process that includes daily monitoring of significant healthcare events, as well as weekly and monthly review of trends and subsequent measured actions. Through attention to detail in the provision and documentation of healthcare, adherence to standards of care and monitoring of events, we are able to substantially reduce the risk of poor outcomes and/or litigation.

5.	Sick call services for facility staff - We provide limited sick call services to certain detention center staff for acute problems. This often allows the staff to continue at work rather than taking a sick day for a doctor’s visit. This value-added service is appreciated by the facility staff and administration.

6.	Emergency services for staff and visitors - We believe it is imperative that our medical staff be well trained and equipped to handle emergencies. Thus, we ensure that our medical staff is familiar with the correctional facility and is equipped to deliver prompt emergency care anywhere in the facility. Specific equipment is maintained and restocked when necessary, within each facility in the event of an emergency, including an emergency kit capable of maintaining basic life support.

Clinical Operations

We currently staff and employ a wide range of medical professionals, including: Physicians (MD), Dentists (DDS), Psychiatrists (MD), Physician Assistants (PA), Registered Nurse Practitioners (RNP), Registered Nurses (RN), Licensed Practical Nurses (LPN), Licensed Vocational Nurses (LVN), Certified Nursing Assistants (CNA), Certified Medication Technicians (CMT), Emergency Medical Technicians (EMT), Licensed Clinical Social Workers (LCSW), and other medical professionals.

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

Our operations and quality assurance staff provide support to all contracted correctional facilities through direct site visits on a frequent and routine basis. Additionally, HSAs and other members of our staff continuously lend reinforcement via telephone, email and site visits.

The Executive Vice President, Clinical Affairs working with the Chief Medical Officer, Somatic Health, the Chief Medical Officer, Mental and Behavioral Health, and Vice President of Nursing and Program Services provide support to the Regional Medical Directors, local Medical Directors, nurses and the other clinical providers at each facility.

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

Prior to being hired, a qualified candidate must pass a thorough background investigation and drug testing. In addition, all employees must provide the appropriate documentation to verify their employment eligibility as required by the U.S. Department of Homeland Security. The training program for new hires incorporates the skills and experience of our staff, coupled with an orientation and training program from our Human Resources, Operations, Nursing and Quality Assurance departments. We provide a minimum of 40-hours of on-site orientation to all new hires. HSAs are allocated resources to provide ongoing training and development for every staff member.

We also provide in-service training for healthcare staff and correctional officers as requested by facility administration. Our staff will receive at least the mandatory minimum hours of in-service training required by the National Commission on Correctional Health Care (“NCCHC”), and local and state standards. Correctional facility personnel are invited to attend these training sessions. We are advocates of cross-training between the mental and behavioral and somatic healthcare services we deliver. Our staff’s ability to recognize the need for a referral helps prevent undesired outcomes, such as emergency off-site hospitalization or suicide attempts. Training regarding mental and behavioral health issues is available for correctional staff.

We conduct annual performance reviews of all employees. For nursing and local administrative staff, reviews are conducted by the on-site HSA. For physicians, mid-level providers and other licensed professionals, clinical input for their reviews are provided by Regional Medical Directors, the Chief Medical Officers or other appropriate similarly credentialed clinical staff. For HSAs, reviews are conducted by Operations Management and nursing leadership.

We also utilize the services of the existing local healthcare community. We are aware of the network of community providers that are often already established in Orthopedics, GYN, HIV, Optometry and other services. We work with these providers to enhance the network and bring as many providers on-site as possible. We also typically utilize the services of the local EMS for transportation as needed for 911 calls and contract with local medical specialists, optometrists, outpatient physical therapy units, dialysis units and others, as needed.

Contracting

Most of our medical service contracts are awarded through a competitive proposal evaluation in connection with responding to a RFP. We have developed a model for predicting healthcare costs based on 27 years of accumulated experience, external data on healthcare costs, trending, and knowledge of current and future cost drivers. This predictive model is the basis for the pricing we provide in RFP responses. The model addresses and aggregates costs related to staffing, on-site costs, out-of-facility costs, pharmacy, supplies, administrative costs, taxes, and contract fees. We have found that being able to reliably predict healthcare costs has allowed management to bid for contracts on a consistently profitable basis.

We prepare RFP responses based on current and competitive salary costs and the projected increased costs of healthcare. Our estimates are based on our experience with similarly-sized facilities, including costs related to recruiting and retaining qualified staff. Our goal is to develop a pricing structure for comprehensive healthcare services that is usually less than a facility’s existing expenditures if the facility is providing the care on its own. Additionally, we typically assume the risk of unpredictable rises in healthcare costs over the term of the contract. However, most contracts have limits or caps on the exposure to out-of-facility medical costs as well as attractive pre-negotiated provider payment rates (i.e. discounts to Medicaid rates). Most contracts also contain automatic price escalators that are typically based on either: the Consumer Price Index, the Medical Services Index, or a stated price increase typically in the range of 2.0% to 3.0%.

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

Our largest client, Pima County Adult Detention Center (“PCDC”), generated approximately 13.3% percent of our total revenues, or $9.2 million, for the twelve months ended December 31, 2011. We entered into a Correctional Health Services Agreement with Pima County, Arizona on August 7, 2008, to provide medical services to the inmates at the PCDC for an initial term of twenty-three months retroactive to August 1, 2008. On November 17, 2009, the Pima County Board of Supervisors approved extension of the agreement for an additional twenty-four months through June 30, 2012. On December 13, 2011, the Pima County Board of Supervisors approved a further extension of the agreement for an additional twelve months through June 30, 2013. Under the terms of the contract, we provide an inmate medical services platform that includes: staffing of physicians, mid-level providers, nurses and clerical personnel; dental services; mental and behavioral health screening and management services; and ancillary services, such as laboratory and pharmacy services. In addition, we manage offsite specialist and hospital services. The PCDC pays us a base monthly fee, which may be adjusted for changes in inmate population. Under the agreement, we are subject to mandatory staffing requirements. The agreement also contains provisions that allow the PCDC to assess penalties if certain staffing criteria are not maintained and impose certain liquidated damages in the event certain performance standards are not met. We also provide, at our own expense, a performance bond for $500,000. The contract may be terminated by Pima County at any time and without cause by providing ninety days advance written notice.

Sales and Marketing

Our sales and marketing efforts for correctional healthcare services are based on the following:

1.	Market opportunities - We have designated Alabama, Arizona, Florida, Kansas, Kentucky, Maryland, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington as our primary targets. We are focused on opportunities with the following types of facilities:

a.	Facilities of 500 inmates or more that are currently not served by a correctional healthcare contractor;

b.	Facilities of 500 inmates or more that are served by a local hospital or healthcare provider;

c.	Facilities of 500 inmates or more where a competitor’s services are not meeting the facility’s expectations; and

d.	Facilities of 500 inmates or more that are served by a competitor that has shifted its focus from the county detention center market to prisons.

2.	Word of mouth – We have a contact network through our existing contracts and through strategic relationships with national pharmacy contractors. This network has provided early indications of counties and municipalities considering outsourcing healthcare services, changing their current contractors or seeking proposals for other reasons.

3.	Online procurement services – We have contracts with an on-line government contracting research services to establish early determinations of county intentions to seek proposals.

4.	Trade meetings – Our staff attends annual regional and national trade meetings. These meetings serve as an opportunity to meet and greet new potential clients. Our trade show booth attracts attention with a variety of marketing tools and techniques. We often sponsor special events and awards at these meetings.

5.	Calling Effort – We engage in a direct calling effort to certain correctional facilities. Our calling effort is led by a former sheriff employed by Conmed who targets correctional facilities that meet certain size and geographic criteria. The effort seeks to identify within that group whether: (1) there is interest in utilizing a private healthcare vendor; (2) if the facility is already under contract, any timeline for re-solicitation; (3) if not under contract, any interest in receipt of a direct proposal; and (4) generally whether a continued relationship may be mutually beneficial.

6.	Advertising – We place advertisements in well-respected trade journals.

7.	Speeches – Public speaking engagements for special topics, and

8.	Internet – Website promotion of our capabilities and experience.

We currently utilize our Chief Executive Officer, Executive Vice President of Clinical Affairs, Vice President of Strategic Development, Vice President of Nursing and Program Services and Vice President of Quality and Assurance Standards, as well as a network of governmental and regional consultants to implement our marketing strategy.

Quality Assurance and Compliance

We have implemented an industry-leading Quality Assurance Program (“QAP”), to ensure the delivery of high quality healthcare services to inmates. Key components of the QAP include:

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

As a result of a robust and comprehensive QAP, Conmed has a 27 year record of passing every audit. Through cooperation with the facility administration, acceptance of best current policies, enhancement of existing policies, and implementation of well-proven new policies and procedures where deficits exist, Conmed has built a strong reputation for clinical compliance and excellence.

Growth Strategy

Over the next several years, we are committed to growing and enhancing our position in the correctional healthcare market. Historically, we have grown revenues by entering into new contracts with county and municipal jails, enhancing revenue at existing sites through the addition of ancillary services and/or price increases, and through strategic acquisitions. This strategy has generated outstanding revenue growth for the Company since 2007 and is the cornerstone of our future growth strategy. Key components of our future growth strategy include:

1.	New Contracts in Existing Markets - We will seek to enter into new contracts in the markets we currently service, including Maryland, Kansas, Arizona, Virginia, New Jersey, Oregon, Tennessee, Texas and Washington.

2.	New Contracts in New Markets - Another key component of our growth strategy is to seek contracts in states in which the Company does not currently operate. Key expansion states include Pennsylvania, North Carolina, South Carolina, Alabama, Florida and Kentucky. In aggregate, these states have approximately 180 jails with over 250 beds that are appropriate targets for our services.

3.	Improving Performance of Existing Contracts - We have successfully grown revenues at existing sites organically by adding ancillary services and instituting price increases at renewal. By adding ancillary services such as mental health and mobile imaging, we are able to negotiate higher rates and improve margins by controlling healthcare costs. Conmed has identified over $2.8 million of near-term service additions across its portfolio of sites. Service additions include mental health, EMR, pharmacy and dental.

4.	Pursue Selected Acquisitions - We believe there are a number of attractive acquisition opportunities in the jail healthcare market, including both small tack-on acquisitions and potentially transformative acquisitions. We believe acquisitions could result in both increased revenue and cost synergies because we can add ancillary services to the contracts we acquire to increase revenues and can eliminate selected duplicative corporate functions. For example, in 2008, we purchased all of the assets of EMDC, a provider of medical services in northwest Oregon, and we purchased all of the membership interests of CMHS, a provider of mental health services in Maryland. In January 2010, we purchased all of the assets of a small mobile imaging company to expand the base of services that we provide to our customers, which were previously subcontracted. In January 2012, we purchased three small contracts in the Texas panhandle region to expand our services in that state.

Competition

We are aware of four major sources of competition:

1.	National contracting companies that serve both the county and state prison systems. While we are aware of several national companies that provide healthcare services to county detention centers, we do not believe this is their main focus. These companies, including Corizon, Wexford Health Sources, Inc., Naphcare, Inc. and Correct Care Solutions, LLC, are primarily in the business of providing services to state prisons.
2.	Local or regional companies focused on county detention centers. There are a few companies that provide healthcare services to county detention centers within confined regions, such as California Forensic Medical Group Inc. in California; Armor Correctional Health Services in Florida, CorrectHealth, LLC in Georgia: Correctional Healthcare Management, Inc. in Colorado; and Primecare Medical, Inc. in Pennsylvania. These companies are privately held and can be characterized as small to medium size businesses when compared to the major national prison healthcare companies. In addition, there are other smaller local groups in markets which we are targeting at this time.
3.	Local hospitals. We have seen several instances of local hospital systems providing healthcare services to the county detention centers. Such instances arose out of the absence of other interested providers. The hospital costs for these counties are often extremely high and counties seeking cost savings may seek the services of a professional medical service contractor other than the local hospital.
4.	Local physicians. In some cases, our competitor is a local solo physician or group of physicians. Such contractors typically provide only the on-site sick call services and may have limited expertise in the provision of full service correctional healthcare. Such physicians are often unable to obtain cost effective and appropriate liability insurance that will cover both their primary work, as well as their correctional healthcare services.

Intellectual Property

Conmed has not registered any trademarks, patents or other intellectual property.

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

Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. Although our services and fee structure do not bring us within the definition of a “covered entity” for purposes of HIPPA, similar state confidentiality provisions negate such a distinction.

Corporate Practice of Medicine/Fee Splitting. Some of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague, and seldom have been interpreted by the courts or regulatory agencies. We review, on an ongoing basis, the applicable laws in each state in which we operate and review our arrangements with our healthcare providers to ensure that these arrangements comply with all applicable laws. We have no assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

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

Licensing Boards Although the Company itself is not required to be licensed in order to be responsible for the provision of healthcare, each of the physicians, mid-level providers, mental health professionals and nurses is subject to regulation and restrictions on scope of practice by their respective current licensing boards and is required to maintain current credentials.

Environmental Laws and Regulations The treatment of inmates and rendering of healthcare generates bio-hazardous waste in the form of used syringes, bandages, etc. Conmed contracts for the removal of such waste from each facility with a licensed biohazard waste company. We believe that we are in compliance with applicable environmental laws.

Employees

As of December 31, 2011, we had approximately 587 full-time and 44 part-time employees, 612 per diem employees, and 83 position contractors. We provide all full-time employees with a comprehensive benefits package including medical insurance, education stipend, dental insurance, 401(k) and paid vacation. We believe that our relations with our employees are good. None of our employees belong to a union.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Richard W. Turner, Ph.D.	65	Chairman, Chief Executive Officer and Director
		( Parent and Operating Subsidiaries )

Stephen B. Goldberg, MD	44	Executive Vice President and President of CMHS
		( Parent and CMHS Operating Subsidiary)

Thomas W. Fry	67	Senior Vice President and Chief Financial Officer
		( Parent and Operating Subsidiaries )

Richard Turner, Ph.D. - Chairman, Chief Executive Officer and Director of Parent and Operating Subsidiaries

Dr. Turner has been Conmed’s Chairman, Chief Executive Officer and a Director since May 2008. From January 2007 to May 2008, he served as President and Chief Executive Officer of Conmed, and from May 2006 to January 2007, Dr. Turner provided consulting services to Pace. Prior to consulting for Pace, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc. from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical, a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002.

Dr. Turner has held executive leadership positions in the medical industry for approximately 27 years, including President and Director of CooperLaserSonics, Inc. (sold to Pfizer, Inc.), President of CooperVision, Inc. (sold to Alcon, Inc.), President, Chief Executive Officer and Director of Pancretec, Inc. (sold to Abbott Labs, Inc.) and President of Kay Laboratories (sold to Baxter, Inc.). Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University.

Stephen B. Goldberg, MD - Executive Vice President and President of CMHS

Dr. Goldberg has been Executive Vice President of Conmed since July 2010 and President of CMHS, a company he founded in 2002, since its acquisition in November 2008. He is a Board Certified Psychiatrist with added qualifications in Forensic Psychiatry, licensed to practice medicine in Maryland. He earned a Bachelor of Science degree from the University of Florida, a medical degree from the University of Colorado School of Medicine and did both his Residency training in Psychiatry and Fellowship training in Forensic Psychiatry at the University of Maryland School of Medicine. He has held teaching appointments at the University of Maryland School of Medicine, Johns Hopkins School of Medicine and Walter Reed Medical Center since 1998 and has been an active faculty member in the University of Maryland/Sheppard Pratt’s Forensic Psychiatry Fellowship Program since 1998. In addition to being asked to speak at numerous Grand Rounds at Maryland State Psychiatric Hospitals and giving statewide and national presentations, he is a Certified Instructor with the Maryland Police and Corrections Training Commission and has also served as a Guest Lecturer at both the University of Baltimore and University of Maryland Schools of Law.

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

Thomas W. Fry – Senior Vice President, Chief Financial Officer and Secretary of Parent and Operating Subsidiaries

Mr. Fry has served as Conmed’s Chief Financial Officer and Secretary since January 26, 2007, and has held the position of Senior Vice President since December 2009. Prior to joining Pace, Conmed’s predecessor in interest, Mr. Fry served as Chief Financial Officer of Vasomedical, Inc. from September 2003 to September 2006 and as Vice President, Finance and Administration of BEI Medical from September 1997 until December 2002. From October 1992 until November 1997, Mr. Fry was Vice President, Finance and Administration of BEI Medical’s predecessor company of the same name, which merged into BEI Medical in November 1997.

Mr. Fry has held various executive financial positions for approximately 29 years, including Corporate Controller of Disctronics Ltd. from 1989 to 1992, Controller and Chief Financial Officer of Cavitron Inc./CUSA, a medical device, engineering and manufacturing subsidiary of CooperLaserSonics, Inc. and Pfizer Inc., from 1986 to 1989, and Manager of Profit Planning and Manufacturing Controller of Chesebrough-Ponds International, from 1979 to 1986. Prior to that time, Mr. Fry was employed by GTE Corporation in various accounting and financial management positions. Mr. Fry graduated from Southeast Missouri State University with a Bachelor of Science degree, and earned his M.B.A. from Pace University.

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

The demand for our services could be adversely affected by a decrease in inmate population through the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the decriminalization of certain activities currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them, and thus, reduce the number of inmates receiving medical services. Legislation has been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. Also, sentencing alternatives under consideration could put some offenders on probation with electronic monitoring who would otherwise be incarcerated. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

WE PROVIDE CONTRACTED BUSINESS SERVICES. IN ANY CONTRACT BUSINESS, IT IS POSSIBLE A CONTRACT WILL BE TERMINATED, DEFAULTED UPON OR NOT RENEWED. Our top medical service contract with a county detention center generated approximately thirteen percent of our total revenues for the year ended December 31, 2011. Additionally, there are three other county detention centers that individually generated over 5% of our total revenues and combined generated more than twenty-one percent of our total revenues. These four contracts combined generated approximately twenty-three percent of our gross profit. If a contracted detention facility, particularly one of our primary detention facilities, terminates its contract, which generally may be effective between thirty and ninety days prior to the termination date, our business and financial performance may be seriously harmed.

MOST OF OUR CONTRACTS ARE FOR SHORT-TERMS, ARE GENERALLY TERMINABLE WITHOUT CAUSE, AND THE RENEWAL OR EXTENSION OPTIONS MAY NOT BE EXERCISED BY THE GOVERNMENTAL AGENCY. Our detention center medical services contracts are typically short-term, ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Including extension options, we have several medical service contracts subject to renewal in the next twelve months, which accounted for approximately sixteen percent of revenue and nineteen percent of the gross profit, respectively, for the year ended December 31, 2011. We cannot assure you that these or any other contracts will be renewed or that extension options will be exercised. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving us adequate written notice. We customarily incur significant development and start-up costs in establishing our services within the new facilities, and the termination or non-renewal of a contract would require an immediate write-off of any unamortized costs associated with the contract, including unamortized costs for service contracts acquired and goodwill, and could have a material adverse effect upon our financial condition, results of operations and liquidity.

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

DISTURBANCES AT FACILITIES WE SERVICE WOULD IMPACT US NEGATIVELY. An escape, riot, epidemic, catastrophic or other disturbance that seriously impacts the health of a large number of inmates at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. As a result of a disturbance, inmates may suffer multiple injuries for which the cost of care may have a temporary, but significant effect on profitability. Approximately eighty-seven percent of our healthcare services’ revenues for the year ended December 31, 2011 are operated under caps which provide limits on the cost of exposure; however, multiple events with significant costs may exceed budget targets.

The remaining thirteen percent of our correctional healthcare services’ revenues from continuing operations contain cost sharing arrangements that limit our exposure for treatment costs related to catastrophic illnesses or injuries to inmates to no more than fifty percent of the cost above specific amounts. We cannot assure you that we will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on our financial condition and results of operations.

WE MAY EXPERIENCE MALPRACTICE LITIGATION AND OTHER LIABILITY SUITS. Our medical services to correctional and detention facilities exposes us to potential third-party claims or litigation by inmates or other persons for adverse outcomes (medical malpractice), as well as suits related to infringement of their 8th and 14th amendment rights (deliberate indifference denying civil rights). It is likely that as we grow, we will be exposed to additional healthcare liability issues. We currently maintain medical professional liability insurance to cover potential malpractice losses, in the amounts of $1,000,000 per incident and $5,000,000 in the aggregate, as well as $1,000,000 general liability coverage. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us, or at all. In addition, a successful claim against us in excess of our insurance coverage could materially harm our business. Failure to obtain sufficient levels of professional liability insurance at a reasonable price or at all, may expose us to significant losses, which could have a material adverse impact on our financial condition, results of operations or cash flows.

WE MAY INCUR SIGNIFICANT START-UP AND OPERATING COSTS ON NEW CONTRACTS BEFORE RECEIVING RELATED REVENUES, WHICH MAY IMPACT OUR CASH FLOWS AND NOT BE RECOUPED. When we are awarded a contract to provide medical services to a facility, we may incur significant start-up and operating expenses, including the cost of purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations. In addition, a contract may be terminated prior to its scheduled expiration, and as a result, we may not recover these expenditures or realize any return on our investment.

WE UTILIZE TPAS, PROVIDER NETWORKS, AND STATE LEGISLATION TO OBTAIN DISCOUNTS FOR OUT-OF-FACILITY CARE IN VARIOUS MARKETS. SHOULD THOSE NETWORKS BECOME INACCESSIBLE, OR SHOULD LEGISLATION BE ENACTED TO OUR DETRIMENT, OUR COSTS FOR PROVIDING THOSE SERVICES WOULD RISE APPROXIMATELY FOUR TO EIGHTY-TWO PERCENT DEPENDING ON THE DISCOUNT ACHIEVED AT INDIVIDUAL LOCATIONS. Our current profit margin is, in part, due to our ability to reduce out-of-facility costs that are defined by contracted networks and state legislation. Our net costs range from approximately four to eighty-two percent less than the stated charges for these services and average approximately forty-four percent. It is important to note that healthcare providers for the general public utilize these same programs. It is unlikely the environment will change, causing the return of payments based on healthcare provider’s charges without discounts. If the contracted networks become inaccessible, discounting slows, or legislation is enacted to our detriment, it would negatively impact our operating margins and could have a material adverse effect on us.

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

IF WE ARE SUBJECT TO HIPAA, OUR FAILURE TO COMPLY COULD ADVERSELY AFFECT OUR BUSINESS. On August 21, 1996, Congress passed HIPAA. This legislation required the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary has adopted safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. Failure to comply with HIPAA could have an adverse effect on our business.

OUR BUSINESS PRACTICES MAY BE FOUND TO CONSTITUTE ILLEGAL FEE-SPLITTING OR CORPORATE PRACTICE OF MEDICINE, WHICH MAY LEAD TO PENALTIES AND ADVERSELY AFFECT OUR BUSINESS. Some of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague, and seldom have been interpreted by the courts or regulatory agencies. We review, on an ongoing basis, the applicable laws in each state in which we operate and review our arrangements with our healthcare providers to ensure that these arrangements comply with all applicable laws. We have no assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

GOVERNMENT AGENCIES MAY INVESTIGATE AND AUDIT OUR CONTRACTS. IF ANY IMPROPRIETIES ARE FOUND, WE MAY BE REQUIRED TO REFUND REVENUES WE HAVE RECEIVED, OR FOREGO ANTICIPATED REVENUES, AND WE MAY BE SUBJECT TO PENALTIES AND SANCTIONS. Certain government agencies have the authority to audit and investigate our contracts. As part of that process, government agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for reimbursement of expenses, if an agency determines we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities.

THERE ARE LARGE COMPETITORS IN THE HEALTHCARE INDUSTRY THAT COULD CHOOSE TO COMPETE AGAINST US, REDUCING OUR PROFIT MARGINS OR CAUSING US TO LOSE CUSTOMERS. Existing national correctional healthcare contract companies, local and regional contracting companies, hospitals and integrated health systems are our potential competitors. These companies include well-established companies which may have greater financial, marketing and technological resources than we do, such as Corizon, Naphcare, Inc. and Wexford Health Sources, Inc. Increased price competition could result in the loss of customers or otherwise reduce our profit margins and have a material adverse effect on us.

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

A SUBSEQUENT ECONOMIC SLOWDOWN OR RECESSION COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS. A repeat economic slowdown may have a negative effect on our business and financial condition and could also result in inadequate payments under our healthcare services contracts. Unfavorable economic conditions also could increase our funding and working capital costs or limit our access to the capital markets, any of which would adversely affect our business, financial condition, operating results or cash flows.

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

THE CONTINUED SERVICES AND LEADERSHIP OF OUR SENIOR MANAGEMENT IS CRITICAL TO OUR ABILITY TO MAINTAIN GROWTH AND ANY LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. The future of our business depends, to a significant degree, on the skills and efforts of our senior executives, in particular, Dr. Richard Turner, our Chairman and Chief Executive Officer, and Dr. Stephen B. Goldberg, our Executive Vice President and President of CMHS. If we lose the services of any of our senior executives, and especially if any of our executives join a competitor or form a competing company, it could result in a setback to our operating plan and our business and financial performance could be seriously harmed.

AS A PUBLIC COMPANY, WE INCUR SUBSTANTIAL ADDITIONAL COSTS AND MAY BE UNABLE TO OPERATE PROFITABLY. As a publicly-traded company, our business is subject to significant additional costs. These costs include, among other things, additional legal and accounting costs incurred as a result of being a public company plus the additional compliance, reporting, corporate governance and NYSE Amex LLC (the “NYSE Amex”) continued listing requirements and investor relations activities. Furthermore, the financial, administrative and managerial structures necessary to operate as a public company or the development of such structures require a significant amount of management’s time and other resources, including financial resources, which may hinder our ability to operate profitably.

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

WE MAY BE UNSUCCESSFUL IN THE HIRING AND RETENTION OF SKILLED PERSONNEL. The future growth of our business depends on successful hiring and retention of skilled personnel, and we may be unable to hire and retain the skilled personnel we need to succeed. Qualified personnel are in great demand throughout the healthcare industry. Thus it is difficult to predict the availability of qualified personnel or the compensation levels required to hire and retain them. We face stiff competition for staffing, which may increase our labor costs and reduce profitability. We compete with other healthcare and service providers in recruiting qualified management and staff for the day-to-day operations of our business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This scarcity may require us to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of our existing contracts are structured as fixed fee contracts, we have a limited ability to pass along increased labor costs to existing customers. The failure to attract and retain sufficient skilled personnel at economically reasonable compensation levels may limit our ability to perform under our contracts, which could lead to the loss of existing contracts or our ability to gain new contracts, and may impair our ability to operate and expand our business, harm our financial performance, and have a material adverse effect on our business.

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

WE ARE SUBJECT TO NECESSARY INSURANCE COSTS. Workers’ compensation, employee health, and medical professional and general liability insurance represent significant costs to us. Because we self-insure significant portions of our workers’ compensation, employee health, medical professional and general liability risks, our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising healthcare costs in general. Further, additional terrorist attacks, such as those on September 11, 2001, and concerns over corporate governance and corporate accounting scandals, could make it more difficult and costly to obtain liability and other types of insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on us.

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

Our exploration of strategic alternatives is subject to a number of uncertainties and may or may not result in any transactions. On February 21, 2012, we announced that our board of directors has hired Cantor Fitzgerald & Co. as independent financial advisor to assist the board of directors in the evaluation of possible strategic alternatives. There can be no assurance that our review of strategic alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose developments with respect to this review (whether or not material) unless and until our board of directors has approved a specific course of action or terminated the exploration of strategic alternatives. In connection with our exploration of strategic alternatives, we expect to incur expenses associated with identifying and evaluating strategic alternatives. The process of exploring strategic alternatives and implementing any course of action ultimately selected may be disruptive to our business operations, may distract our management team from their day-to-day responsibilities and could make it more difficult to pursue acquisitions and retain personnel. Any of these risks or uncertainties could adversely affect our business, stock price, financial condition, results of operations or cash flows.

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

WE MUST COMPLY WITH PUBLIC COMPANY OBLIGATIONS, INCLUDING SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. The requirement for a report of management, as currently in effect, was included in our Annual Report on Form 10-K beginning for our fiscal year ended December 31, 2007. We are not required to have our auditor attest on management’s assessment because we are a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). If we are unable to conclude that we have effective internal controls over financial reporting investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

TRADING IN OUR COMMON STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MANY OF THEIR SHARES AS THEY WANT AT PREVAILING PRICES. Shares of our common stock are traded on the NYSE Amex market. Approximately 38,013 shares were traded on an average daily trading basis for the year ended December 31, 2011. If limited trading in our common stock continues, it may be difficult for investors to sell the securities acquired by them. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

WE MAY NOT BE ABLE TO MEET THE NYSE AMEX’S CONTINUED LISTING STANDARDS, AND AS A RESULT, THE NYSE AMEX MAY DELIST OUR SECURITIES FROM QUOTATION ON ITS EXCHANGE, WHICH COULD LIMIT INVESTORS’ ABILITY TO MAKE TRANSACTIONS IN OUR SECURITIES AND SUBJECT US TO ADDITIONAL TRADING RESTRICTIONS. Our securities are currently listed on the NYSE Amex. However, we cannot assure you that our securities will continue to be listed on the NYSE Amex if we are unable to meet certain of the continued listing standards. If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

As of December 31, 2011, we had one lease for our corporate headquarters in Hanover, Maryland. In December 2007, we entered into a five year office lease agreement for approximately 6,668 square feet of office space to house our executive and administrative offices at an annual rent of $131,693 beginning February 2008 and subject to incremental annual increases up to $148,222 in the final year of the lease, which expires on February 28, 2013, subject to a five-year renewal option.

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

Merger Litigation

On July 15, 2011, a purported class action complaint was filed in the Circuit Court for Anne Arundel County, captioned Noble Equity Fund, LP v. Conmed Healthcare Management, Inc., et. al., Case No.: 02-C-11-162695, on behalf of a putative class of our stockholders and naming as defendants the Company, all members of our board of directors, Ayelet Investments LLC (“Ayelet”) and Ayelet Merger Subsidiary, Inc (“Merger Sub”). The plaintiffs generally allege that, in connection with the approval of the definitive Merger Agreement, dated July 11, 2011, by and among the Company, Ayelet, Merger Sub, and James H. Desnick, MD, the members of our board of directors breached their fiduciary duties owed to our stockholders and that Ayelet and Merger Sub aided and abetted the members of our board of directors in the alleged breaches of their fiduciary duties. On September 6, 2011, we and the other parties to the lawsuit reached a proposed settlement, which was subject to a number of conditions, including, consummation of the proposed merger. Following termination of the proposed merger on November 16, 2011, the proposed settlement automatically terminated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter ended	High	Low
3/31/10	3.60	3.00
6/30/10	3.70	3.10
9/30/10	3.50	2.73
12/31/10	3.50	2.75
3/31/11	3.37	3.00
6/30/11	3.95	2.71
9/30/11	3.82	3.50
12/31/11	2.84	2.51

From January 1, 2012 through February 29, 2012, the high and low sales prices of our common stock were $2.72 and $3.72, respectively.

On February 29, 2012, the closing price of our common stock was $3.68.

As of February 29, 2012, there were 68 shareholders of record of our common stock.

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

Stock Buy-Back Plan

On December 14, 2011, we announced that our Board of Directors had authorized the repurchase of up to $5,000,000 of our common stock. All repurchases will be made from time to time in the open market or through privately negotiated transactions when opportunities to do so at favorable prices present themselves in compliance with all applicable laws and regulations including SEC rules. Purchases may be commenced, suspended, or discontinued at any time. We did not repurchase any shares of our common stock between December 14, 2011 and December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements set forth in this Annual Report on Form 10-K, including under the headings “Business”, “Risk Factors”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those incorporated by reference herein which are not historical constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding the expectations, beliefs, intentions or strategies for the future of both the Company and its subsidiaries. Such statements may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of words such as “may,”, “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. It is possible that the assumptions made by us for purposes of such forward-looking statements may not be valid and that the results may not materialize. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. Except to the extent required by applicable laws or rules, we do not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in future public statements and press releases.

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

On January 26, 2007, Conmed went public through a reverse merger with Pace Health Management Systems, Inc., a shell company with no ongoing operations. On March 13, 2007, the public shell changed its name to Conmed Healthcare Management, Inc. In 2008, the Company purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and purchased all of the membership interests of CMHS, a provider of mental health services in Maryland. As of December 31, 2011, the Company was in contract with, and providing medical services in 40 counties in eight states including: Arizona, Kansas, Maryland, New Jersey, Oregon, Tennessee, Virginia and Washington, and for the fiscal year ended December 31, 2011 had net revenues primarily from medical services provided to correctional institutions of $69.4 million.

Merger Termination

On July 11, 2011, the Company entered into a definitive Merger Agreement to be acquired by Ayelet, Merger Sub and James H. Desnick, MD, (collectively, the “Purchasers”) for $3.85 per share in cash, or an aggregate purchase price of approximately $57.2 million.

On November 16, 2011, the Company entered into an Agreement and Release with the Purchasers which terminated the Merger Agreement entered into on July 11, 2011. The Purchasers had informed the Company that they no longer in good faith believed that they would be able to complete a financing substantially in accordance with their previously executed financing commitment letters.

As a result of the termination of the Merger Agreement, and in accordance with the terms of the Merger Agreement, the Purchasers paid the Company a termination fee of $2,290,650 received by the Company in November 2011. The termination fee received is netted against transaction expenses of $2,302,977 resulting in a net expense of $12,327 which is included in selling and administrative expenses on the Statements of Income. The Merger Agreement and all related transaction documents were terminated as provided in the Agreement and Release.

Review of Strategic Alternatives

On February 21, 2012, we announced that our board of directors has hired Cantor Fitzgerald & Co. as independent financial advisor to assist our board of directors in the evaluation of possible strategic alternatives. There can be no assurances as to whether any particular strategic alternative for us will be recommended by our board of directors. We do not intend to disclose developments with respect to the progress of our evaluation of any strategic alternatives until such time as our board of directors has approved a transaction or otherwise deems disclosure appropriate.

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

A summary of our critical accounting policies is as follows:

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year. We determined that there was no impairment to our goodwill at December 31, 2011 or 2010.

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

Certain contracts provide for monthly fee adjustments to reflect any missed hours of work required under terms of the contract. In addition, we may incur liquidated damages related to specific performance measurements required under the contract that we have failed to meet. Reductions in monthly fees resulting from staffing adjustments and liquidated damages are recorded by us as reductions to revenue in the month incurred.

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

Accrued Medical Claims Liability

Medical expenses include the costs associated with medical services provided by off-site medical providers; pharmacy, laboratory and radiology fees; professional and general liability insurance as well as other generally related medical expenses. The cost of medical services provided, administered or contracted for are recognized in the period in which they are provided based in part on estimates for unbilled medical services rendered through the balance sheet date. The Company estimates an accrual for unbilled medical services using available utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and other related costs. Additionally, Company personnel review certain inpatient hospital stays and other high cost medical procedures and expenses in order to attempt to identify costs in excess of the historical average rates. Once identified, reserves are determined, based on management’s best estimate, which take into consideration the specific facts available at that time.

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

Employee-related Healthcare Self-Insurance Program

We use a combination of self-insurance and stop-loss insurance for the Company’s obligation for employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions. In calculating our liability, we analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims made against our self-insured program. The estimated accruals for these liabilities could be significantly affected if future occurrences or loss development differ from these assumptions.

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

Determination of Equity vs. Liability for Common Stock Warrants

Common stock warrants which contain a strike price adjustment feature or have a cash settlement feature are recorded as a liability instead of equity. Common stock warrants that do not contain one or both of those features are recorded as equity.

Income Taxes

Deferred taxes are recorded on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The update provides amendments to FASB Accounting Standards Codification 820-10, Fair Value, which requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements became effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The update required new disclosures and had no impact on our consolidated financial position, results of operations or cash flows.

During the year ended December 31, 2011, Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment was issued. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This ASU allows an entity to bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This ASU also allows an entity to resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance during the year ended December 31, 2011 and chose to bypass the qualitative assessment and performed the two step goodwill impairment test during the year ended December 31, 2011.

Results of Operations

Twelve Months Ended December 31, 2011 Compared to the Twelve Months Ended December 31, 2010

The following discussion of financial results below is derived from audited financial statements for the twelve months ended December 31, 2011 and 2010.

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$69,432,792	100.0%	$60,654,586	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	39,395,105	56.7%	34,548,360	57.0%
Medical expenses	14,820,834	21.3%	12,281,903	20.2%
Other operating expenses	2,717,549	3.9%	2,222,502	3.7%
Total healthcare expenses	56,933,488	82.0%	49,052,765	80.9%

Gross profit	12,499,304	18.0%	11,601,821	19.1%

OPERATING EXPENSES:
Selling and administrative expenses	8,769,382	12.6%	8,120,821	13.4%
Depreciation and amortization	590,397	0.9%	1,026,808	1.7%
Total operating expenses	9,359,779	13.5%	9,147,629	15.1%

Operating income	3,139,525	4.5%	2,454,192	4.0%

OTHER INCOME (EXPENSE)
Interest income	104,094	0.1%	100,996	0.2%
Interest (expense)	(3,909)	(0.0)%	—	0.0%
Gain on fair value of derivatives	598,740	0.9%	324,085	0.5%
Total other income (expense)	698,925	1.0%	425,081	0.7%

Income before income taxes	3,838,450	5.5%	2,879,273	4.7%

Income tax expense	1,351,760	1.9%	1,330,000	2.2%

Net income	$2,486,690	3.6%	$1,549,273	2.6%

Revenues

Net revenue from medical services provided primarily to correctional institutions for the twelve months ended December 31, 2011 and 2010, was $69,432,792 and $60,654,586, respectively, which represents an increase of $8,778,206 or 14.5%. Net income was $2,486,690, or 3.6% of revenue, compared to $1,549,273, or 2.6% of revenue, for the twelve months ended December 31, 2011 and 2010, respectively, which represented an increase of $937,417 or 60.5%.

Approximately $8,651,201, or 98.6%, of the increase in revenue for the twelve months ended December 31, 2011 compared to the prior twelve months resulted from the addition of the following new medical service contracts since January 1, 2010: Alexandria, VA; Clark County, WA; Garrett County, MD; Haywood, County, TN; Ocean County, NJ; Newport News, VA; Pima County (Juvenile), AZ; Roanoke City, VA; Virginia Beach, VA; and Worcester County, MD. Revenue improvement totaling approximately $270,278, or 3.1% of the increase, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to 2010. Price increases related to existing service requirements totaled approximately $626,487 or 7.1% of the revenue increase. Partially offsetting the revenue increases above were decreases in other volume related activities totaling $769,760, or 8.8% of the revenue increase, primarily associated with lower inmate populations at certain facilities and business decisions to exit specific less profitable markets, both of which were partially offset by an increase in stop/loss reimbursements which are billed back to clients due to higher out-of-facility medical expenditures in excess of contractual stop/loss limits.

Healthcare Expenses

Salaries and employee benefits

Salaries and employee benefits for healthcare employees were $39,395,105, or 56.7% of revenue, for the twelve months ended December 31, 2011, compared to $34,548,360, or 57.0% of revenue, for the twelve months ended December 31, 2010, an increase of $4,846,745, or 14.0%, due primarily to the addition of healthcare employees servicing the new medical service contracts. Approximately 94.6% of the increase related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts plus cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses

Medical expenses for the twelve months ended December 31, 2011 and 2010 were $14,820,834, or 21.3% of revenue, and $12,281,903, or 20.2% of revenue, respectively, which represented an increase of $2,538,931 or 20.7%. The increase in spending for medical expenses primarily reflects expenditures related to medical services, both in- and out-of-facility as well as pharmacy services. The increase in medical expenses as a percentage of revenue results, in part, from the new service contracts added since January 1, 2010 that are primarily full service contracts and, as a result, included a higher proportion of medical expense when compared to existing contracts. The increase in spending resulting from new service contracts was partially offset by a 2.9% decrease in medical expenses at existing sites. This decrease is primarily the result of a 13.6% decrease in pharmacy expenses and a 9.0% decrease of in-facility expenses, which were partially offset by a 13.6% increase in out of facility expenses.

Other operating expenses

Other operating expenses were $2,717,549, or 3.9% of revenue, for the twelve months ended December 31, 2011, compared to $2,222,502, or 3.7% of revenue, for the twelve months ended December 31, 2010. The increase of $495,047 is directly related to the increase in the number of inmates served as a result of the new service contracts and reflects increased spending for professional liability insurance, legal fees, travel expenses, and information systems partially offset by a reduction in business development fees and employment advertising expense.

Operating Expenses

Selling and administrative expenses

Selling and administrative expenses for the twelve months ended December 31, 2011 and 2010 were $8,769,382, or 12.6% of revenue, and $8,120,821, or 13.4% of revenue, respectively. The increased expenditure of $648,561 reflects a non-recurring $283,100 sales tax accrual as well as increased investment in additional management and administrative personnel that are required to provide support for the new contracts and services added since January 1, 2010, as well as increased corporate travel and consulting expenditures. These expenses were partially offset by lower stock based compensation, business development fees, legal fees, and recruiting expenses. Stock based compensation for the twelve months ended December 31, 2011 and 2010 was $426,235 and $636,299, respectively. The decrease in stock based compensation of $210,064 is primarily due to stock option awards issued in January 2007 related to the acquisition of Conmed, Inc. that were fully vested in January 2011.

Depreciation and amortization

Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007, the purchase of medical service contracts from EMDC in February 2008 and the acquisition of CMHS in November 2008. Amortization of service contracts acquired was $162,000, or 0.2% of revenue, for the year ended December 31, 2011, compared to $447,000, or 0.7% of revenue, for the year ended December 31, 2010. The decrease in amortization expense is related to individual medical service contracts previously acquired becoming fully amortized. Amortization of non-compete agreements was $110,670, or 0.2% of revenue, for the year ended December 31, 2011, compared to $305,114, or 0.5% of revenue, for the year ended December 31, 2010. The decrease reflects certain individual non-compete agreements related to previous acquisitions becoming fully amortized. Depreciation expense increased to $317,727 for the twelve months ended December 31, 2011 compared to $274,694 for the prior twelve months due primarily to capital expenditures associated with vehicle purchases and medical equipment purchases primarily to support the new medical service contracts.

Interest income

Interest income was $104,094 for the year ended December 31, 2011 compared to $100,996 in 2010. The increase was primarily attributed to higher average cash balances in 2011 compared to 2010 partially offset by lower average interest rates.

Interest expense

Interest expense for the years ended December 31, 2011 and 2010 was $3,909 and $0, respectively. The increase is due to the financing of certain business insurance policies during 2011 that were not financed during 2010.

Gain on fair value of derivatives

As a result of adopting derivative accounting for certain warrants which contain an exercise price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result were recorded as a liability based on fair value estimates. During the year ended December 31, 2010 and 2009, warrants to purchase 90,000 and 814,570 shares of common stock, respectively, were amended to remove the provisions that resulted in the liability treatment and were treated as equity. During the year ended December 31 2011, 771,020 of our previously issued, amended and outstanding common stock purchase warrants were amended a second time in connection with the Merger Agreement to have a cash settlement feature and, as a result, were no longer afforded equity treatment. This resulted in a reclassification from equity to liability of $2,513,391 in 2011 compared to a $282,670 reclassification of liability to equity in 2010 reflecting the first warrant amendment. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised, amended or expire.

During the twelve months ended December 31, 2011 and 2010, we recognized a realized loss of $173,200 and $32,590, respectively, related to warrants subject to derivative accounting treatment that were either exercised or amended and transferred to equity treatment. The realized loss is the difference between the fair value at the date of exercise or amendment and the fair vaule at the beginning of each year. In addition, during the twelve months ended December 31, 2011 and 2010, we recorded an unrealized gain of $771,200 and $356,674, respectively. The unrealized gain is the difference between the fair value of warrants remaining at the end of each year and the fair value of those same warrants at the beginning of the each year. The increase of $414,526 was primarily the result of the increased number of warrants subject to the derivative accounting treatment due to the amendment of certain warrants in connection with the Merger Agreement in 2011, the decline in our stock price of $0.26 during the twelve months ended December 31, 2011, compared to a $0.02 stock price decrease during the twelve months ended December 31, 2010. The aforementioned changes in stock price caused an increase in the volatility rate of our common stock during the year ended December 31, 2011 compared to the prior year.

During the twelve months ended December 31, 2011, 37,334 warrants were exercised generating $93,335 of cash receipts and warrants to purchase 492,750 shares of common stock were exercised by cashless exercise. As a result, a total of 176,494 shares of common stock were issued. The fair value of the exercised warrants transferred to equity was $444,811 which was estimated using the Black-Scholes option pricing model on each exercise date. As of December 31, 2011, we had outstanding warrants to purchase an aggregate of 1,116,783 shares of common stock that remain subject to derivative accounting. During the twelve months ended December 31, 2010, no warrants were exercised and warrants to purchase 90,000 shares of common stock were amended to remove the exercise adjustment feature and were then treated as equity.

The following table summarizes the change in fair value for the twelve months ended December 31:

	2011	2010
Fair value of warrants outstanding as of January 1	$692,696	$1,299,450
Fair value of warrants transferred to liability upon amendment	2,513,391	(282,670)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	173,200	32,590
Unrealized (gain) on warrants	(771,940)	(356,674)
Fair value of exercised warrants transferred to equity	(444,811)	—
Fair value of warrants outstanding as of December 31	$2,162,536	$692,696

Income tax expense

Our effective tax rate was 35.2% and 46.2% during the twelve months ended December 31, 2011 and 2010, respectively, which differs from the expected tax rate of 40.0%, primarily due to permanent differences related to stock-based compensation and derivatives related to warrants. The change in our effective tax rate from prior periods is primarily due to lower permanent differences related to stock-based compensation and derivatives related to warrants. We recorded income tax expense of $1,351,760 and $1,330,000 for the twelve months ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity for our business is generally provided by funds generated from our operating activities.

Cash Flow for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010

Cash as of December 31, 2011 and December 31, 2010 was $16,445,938 and $13,270,089, respectively. We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for the next twelve months.

Cash Flows from Operating Activities

Cash flow from operating activities for the twelve months ended December 31, 2011 totaled $3,694,147, reflecting a net income of $2,486,690 plus $732,892 in adjustments for non-cash expenses such as amortization of intangible assets of $272,670, amortization of long-term customer agreement of $175,000, stock-based compensation of $426,265, depreciation of $317,727 and deferred income taxes of $140,000, partially offset by the change in fair value of derivatives of $598,740. Changes in working capital components provided $474,565, reflective of decreases in prepaid expenses of $1,190,291 and deposits of $201, as well as increases in accrued expenses of $9,214, income taxes payable of $164,618 and deferred revenue of $1,862, partially offset by an increase in accounts receivable of $370,755 and a decrease in accounts payable of $520,866. The increase in accounts receivable resulted primarily from an increase in receivables for stop/loss reimbursements due to out-of-facility medical expenditures in excess of stop/loss limits as well as an increase in receivables for new medical service contracts added in 2011. The decrease in prepaid expenses resulted primarily from the non-cash financing of certain business insurance policies with a third party financing company over a nine month period.. The decrease in accounts payable resulted primarily from improved processing and payment of outstanding medical invoices. Deferred revenue reflects increased prepayments for services to be performed in 2012 offset by deferred expenses for out-of-facility patient care. The increase in income taxes payable resulted primarily from the higher tax obligations resulting from the increased income.

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

Cash Flows from Investing Activities

Cash flow from investing activities for the twelve months ended December 31, 2011 used $363,763 for purchases of property, and equipment, primarily consisting of vehicles, computers, software and medical equipment.

Cash flow from investing activities for the twelve months ended December 31, 2010 used $720,072. Purchases of property and equipment used $310,304 primarily for purchases of vehicles, computer equipment and medical equipment. The purchase of the assets of a small mobile imaging company used $147,268. Service contract extension costs used $262,500.

Cash Flows from Financing Activities

Cash flow from financing activities for the twelve months ended December 31, 2011 used $154,535. Proceeds from the exercise of stock options and warrants provided $260,835 and the financing of certain business insurance policies required payments of $415,370 in the current year.

Cash flow from financing activities for the twelve months ended December 31, 2010 provided $242,297. Proceeds from the exercise of stock options provided $6,297 and the income tax benefit from the exercise of warrants provided $236,000.

Loans

As of December 31, 2011, we had $832,102 outstanding on a short-term note payable pertaining to the financing of certain business insurance policies due in installments over the next seven months.

Off Balance Sheet Arrangements

We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of December 31, 2011, we had six performance bonds totaling $5,631,898 and two payment bonds for $3,057,912, totaling $8,689,811. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations

The following table presents our expected cash requirements, including interest, for contractual obligations outstanding as of December 31, 2011:

	Total	Current	2 - 3 years	4 - 5 years	Thereafter
Notes payable	$838,559	$838,559	$—	$—	$—
Equipment leases	145,068	63,166	60,001	21,901	—
Automobile leases	160,700	62,422	98,278	—	—
Office space leased	160,214	147,862	12,352	—	—
Total	$1,304,541	$1,112,009	$170,631	$21,901	$—

Effects of Inflation

We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations. We do not believe that inflation and changing prices will have a material impact on our revenue or results of operations in the future.

Potential Future Service Contract Revenue

As of December 31, 2011, we have entered into 64 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional institutions. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the county’s or municipality’s option. The original terms of the contracts are from one to ten years. These medical service contracts have potential future service contract revenue of $208 million as of December 31, 2011, with a weighted-average term of 4.2 years, of which approximately $70 million relates to the initial contract period and approximately $138 million relates to the option renewal periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because the Company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Conmed Healthcare Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Conmed Healthcare Management, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conmed Healthcare Management, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

March 2, 2012

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,445,938	$13,270,089
Accounts receivable	3,069,622	2,698,867
Prepaid expenses	1,215,841	1,158,660
Deferred taxes	240,000	144,000
Total current assets	20,971,401	17,271,616

PROPERTY AND EQUIPMENT, NET	732,152	686,116

DEFERRED TAXES	1,085,000	1,321,000

OTHER ASSETS
Service contracts acquired, net	129,500	466,500
Non-compete agreements, net	106,222	216,892
Goodwill	6,263,705	6,263,705
Deposits	56,275	56,475
Total other assets	6,555,702	7,003,572
	$29,344,255	$26,282,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,291,951	$1,812,817
Accrued expenses	4,628,827	4,619,613
Deferred revenue	600,895	599,033
Notes payable	832,102	—
Taxes payable	532,780	368,162
Total current liabilities	7,886,555	7,399,625

DERIVATIVE FINANCIAL INSTRUMENTS	2,162,536	692,696

SHAREHOLDERS’ EQUITY
Preferred stock no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 13,132,481 and 12,835,319 shares as of December 31, 2011 and 2010, respectively	1,313	1,284
Additional paid-in capital	37,609,607	38,991,145
Accumulated deficit	(18,315,756)	(20,802,446)
Total shareholders’ equity	19,295,164	18,189,983
	$29,344,255	$26,282,304

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Service contract revenue	$69,432,792	$60,654,586

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	39,395,105	34,548,360
Medical expenses	14,820,834	12,281,903
Other operating expenses	2,717,549	2,222,502
Total healthcare expenses	56,933,488	49,052,765

Gross profit	12,499,304	11,601,821

Selling and administrative expenses	8,769,382	8,120,821
Depreciation and amortization	590,397	1,026,808
Total operating expenses	9,359,779	9,147,629

Operating income	3,139,525	2,454,192

OTHER INCOME (EXPENSE)
Interest income	104,094	100,996
Interest (expense)	(3,909)	—
Gain on fair value of derivatives	598,740	324,085
Total other income (expense)	698,925	425,081

Income before income taxes	3,838,450	2,879,273
Income tax expense	1,351,760	1,330,000
Net income	$2,486,690	$1,549,273

EARNINGS PER COMMON SHARE
Basic	$0.19	$0.12
Diluted	$0.13	$0.09

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	13,002,828	12,678,011
Diluted	14,467,013	14,256,364

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred	Preferred	Common	Common	Additional	Retained Earnings
	Stock	Stock	Stock	Stock	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2009	-	$-	12,629,572	$1,263	$37,829,900	$(22,351,719)	$15,479,444
Exercise of warrants and options [including tax benefit of $236,000]	-	-	205,747	21	242,276	-	242,297

Stock option expense	-	-	-	-	636,299	-	636,299
Reclassification of warrants due to removal of embedded feature of equity-linked financial instrument, at fair value	-	-	-	-	282,670	-	282,670

Net income	-	-	-	-	-	1,549,273	1,549,273

Balance, December 31, 2010	-	-	12,835,319	1,284	38,991,145	(20,802,446)	18,189,983

Exercise of warrants and options	-	-	297,162	29	705,618	-	705,647

Stock option expense	-	-	-	-	426,235	-	426,235

Reclassification of warrants (Note 5)	-	-	-	-	(2,513,391)	-	(2,513,391)

Net income	-	-	-	-	-	2,486,690	2,486,690

Balance, December 31, 2011	-	$-	13,132,481	$1,313	$37,609,607	$(18,315,756)	$19,295,164

See Notes to Consolidated Financial Statements.

CONMED HEALTHCARE MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,486,690	$1,549,273
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	317,727	274,694
Amortization of service contracts and non-compete agreements	272,670	752,114
Stock-based compensation	426,235	636,299
(Gain) on fair value of derivatives	(598,740)	(324,085)
Amortization of long-term customer agreement	175,000	87,500
Deferred income taxes	140,000	18,000
Income tax benefit for warrant exercises	—	(236,000)
Changes in working capital components
(Increase) in accounts receivable	(370,755)	(420,793)
(Increase) decrease in prepaid expenses	1,190,291	(293,399)
(Increase) decrease in deposits	201	(44,925)
Increase (decrease) in accounts payable	(520,866)	323,319
Increase in accrued expenses	9,214	735,174
Increase in income taxes payable	164,618	54,162
Increase (decrease) in deferred revenue	1,862	(419,612)
Net cash provided by operating activities	3,694,147	2,691,721

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(363,763)	(310,304)
Asset purchase	—	(147,268)
Service contract extensions	—	(262,500)
Net cash used in investing activities	(363,763)	(720,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(415,370)	—
Income tax benefit from warrant exercises	—	236,000
Proceeds from exercise of warrants and stock options	260,835	6,297
Net cash provided by (used in) financing activities	(154,535)	242,297

Net increase in cash and cash equivalents	3,175,849	2,213,946

CASH AND CASH EQUIVALENTS
Beginning	13,270,089	11,056,143
Ending	$16,445,938	$13,270,089

NON-CASH FINANCING ACTIVITIES WERE AS FOLLOWS:
Reclassification of warrants from derivative financial instruments to additional paid-in capital upon exercise, at fair value	$444,812	$—
Prepaid insurance premiums financed by note payable	1,247,472	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$3,909	$—
Income taxes paid	1,047,142	1,493,838

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

On January 26, 2007, Conmed went public through a reverse merger with Pace Health Management Systems, Inc. (“Pace”),a shell company with no ongoing operations. On March 13, 2007, the public shell changed its name to Conmed Healthcare Management, Inc. In 2008, the Company purchased all of the assets of Emergency Medicine Documentation Consultants, P.C. (“EMDC”), a provider of medical services in northwest Oregon, and purchased all of the stock of Correctional Mental Health Services, LLC (“CMHS”), a provider of mental health services in Maryland. As of December 31, 2011, the Company was in contract with, and providing medical services in, 40 counties in eight states including: Arizona, Kansas, Maryland, New Jersey, Oregon, Tennessee, Virginia and Washington.

NOTE 2.         Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

A summary of our significant accounting policies is as follows:

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our methods of revenue recognition from contracts are based primarily on fixed monthly fees adjusted for certain variable contract elements and have little reliance on estimates. Accrued expenses and accrued medical claims liability are based primarily on estimates. Actual results could differ from those estimates.

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

Service Contracts Acquired

There are material costs in obtaining a customer list, especially customers with recurring revenue streams. The value of service contracts acquired is represented by the future revenue streams; therefore, the income approach is the most applicable fair value measurement approach to value these assets. The operating income streams of service contracts acquired are calculated based on the net present value of estimated earnings. Operating income streams are estimated on a contract by contract basis and an overall cost factor is used to estimate management expenses. Service contracts acquired are amortized on a straight-line basis over the life of each individual contract.

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

Goodwill

Annually, as well as when an event triggering impairment may have occurred, the Company is required to perform an impairment test on goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We perform our annual analysis on December 31 of each fiscal year and no impairment was indicated at December 31, 2011 or 2010.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted of interest-bearing money market accounts at commercial banks.

Concentration of Credit Risk

We maintain cash in bank deposit accounts that at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and derivative financial instruments. We believe the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date. The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of derivative financial instruments is estimated using the Black-Scholes option pricing model. The same assumptions are used to record financial instruments acquired through acquisition at fair value.

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under the fair value measurement guidance as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under the fair value measurement guidance must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Conmed, Inc, Conmed Oregon, Inc and Correctional Mental Health Services, LLC (“CMHS”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after invoice date. We determine the allowance for doubtful amounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. There is no allowance for doubtful amounts as of December 31, 2011 and 2010.

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

Employee-related Healthcare Self-Insurance Program

We use a combination of self-insurance and stop-loss insurance for the Company’s obligation for employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions. In calculating our liability, we analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims made against our self-insured program. The estimated accruals for these liabilities could be significantly affected if future occurrences or loss development differ from these assumptions.

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

Income Taxes

Deferred taxes are recorded on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Earnings Per Share

We have adopted guidance on earnings per share which requires us to present basic and diluted income per share amounts. Basic income per share is based on the weighted-average number of common shares outstanding during the period. Diluted income per share is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method).

Stock Buy-Back Plan

On December 14, 2011, we announced that our Board of Directors had authorized the repurchase of up to $5,000,000 of our common stock. All repurchases will be made from time to time in the open market or through privately negotiated transactions when opportunities to do so at favorable prices present themselves in compliance with all applicable laws and regulations including SEC rules. Purchases may be commenced, suspended, or discontinued at any time. We did not repurchase any shares of our common stock between December 14, 2011 and December 31, 2011.

Determination of Equity vs. Liability for Common Stock Warrants

Common stock warrants which contain a strike price adjustment feature or have a cash settlement feature are recorded as a liability instead of equity. Common stock warrants that do not contain one or both of those features are recorded as equity.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The update provides amendments to FASB Accounting Standards Codification 820-10, Fair Value, which requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements became effective for us in 2010 and the disclosures related to Level 3 fair value measurements were effective for us in 2011. The update required new disclosures and did not have an impact on our consolidated financial position, results of operations or cash flows.

During the year ended December 31, 2011, Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment was issued. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This ASU allows an entity to bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This ASU also allows an entity to resume performing the qualitative assessment in any subsequent period. The Company adopted this guidance during the year ended December 31, 2011 and chose to bypass the qualitative assessment and performed the two step goodwill impairment test during the year ended December 31, 2011.

NOTE 3.	Merger Termination

On July 11, 2011, the Company entered into a definitive Merger Agreement to be acquired by Ayelet Investments LLC, Ayelet Merger Subsidiary, Inc. and James H. Desnick, MD, (collectively, the “Purchasers”) for $3.85 per share in cash, or an aggregate purchase price of approximately $57.2 million.

On November 16, 2011, the Company entered into an Agreement and Release with the Purchasers which terminated the Merger Agreement entered into on July 11, 2011. The Purchasers had informed the Company that they no longer in good faith believed that they would be able to complete a financing substantially in accordance with their previously executed financing commitment letters.

As a result of the termination of the Merger Agreement, and in accordance with the terms of the Merger Agreement, the Purchasers paid the Company a termination fee of $2,290,650 received by the Company in November 2011. The termination fee received is netted against transaction expenses of $2,302,977 resulting in a net expense of $12,327 which is included in selling and administrative expenses on the Statements of Income. The Merger Agreement and all related transaction documents were terminated as provided in the Agreement and Release.

NOTE 4.	Common Stock Warrants

On January 26, 2007, in a transaction which closed simultaneously with the Acquisition, we completed a private placement (“Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants, of which approximately $8,000,000 of the proceeds of the Private Placement were paid directly to the Conmed, Inc. stockholders as consideration for the sale of Conmed Inc.’s capital stock. In connection with the Private Placement, we sold to certain “accredited investors” 150 units, each unit consisting of (i) 100 shares of Series B Convertible Preferred Stock, (ii) a common stock purchase warrant entitling the holder to purchase up to 10,000 shares of common stock at an exercise price equal to $0.30 per share and (iii) a common stock purchase warrant entitling the holder to purchase up to 3,333 shares of common stock at an exercise price equal to $2.50 per share (such units, the “Units”). In connection with the sale of the Units, we retained Maxim Group LLC as our exclusive placement agent (the “Placement Agent”). The Placement Agent received a warrant to purchase 5% of the common stock issuable upon conversion of the Units, at an exercise price equal to $2.75 per share of common stock (an aggregate of 300,000 shares).

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

Placement Agent Warrants @ $2.75 per share

In connection with the Private Placement, we issued to the Placement Agent, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Convertible Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012. These warrants were exercised on a net share basis on January 26, 2012.

Consultant Warrant @ $3.72 per share

In connection with a consulting agreement dated July 24, 2007, we issued to a consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $3.72 per share which expired July 24, 2011. The warrant vested over one year and was contingent upon the continued service to the Company of the warrant holder. This warrant was not exercised before expiration.

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

Summary

The following table summarizes the warrant activity for the twelve months ended December 31, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants @ $2.75 per share	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$2.50	$2.75	$3.72	$1.85	$0.94
Warrants outstanding as of December 31, 2010	813,000	496,667	300,000	20,000	80,000	1,709,667
Warrants exercised	40,000	242,334	284,250	—	—	566,584
Warrants forfeited	—	—	—	20,000	—	20,000
Warrants outstanding as of December 31, 2011	773,000	254,333	15,750	—	80,000	1,123,083

The following table summarizes the warrant activity for the twelve months ended December 31, 2010:

	Pre- Acquisition Warrants	Investor Warrants @ $0.30 Per share	Investor Warrants @ $2.50 Per share	Placement Agent Warrants @ $2.75 per share	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$0.30	$2.50	$2.75	$3.72	$1.85	$1.48
Warrants outstanding as of December 31, 2009	223,000	813,000	496,667	300,000	20,000	80,000	1,932,667
Warrants exercised	223,000	—	—	—	—	—	223,000
Warrants outstanding as of December 31, 2010	—	813,000	496,667	300,000	20,000	80,000	1,709,667

NOTE 5.	Fair Value of Warrants

As a result of adopting derivative accounting for certain warrants which contain a strike price adjustment feature, effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment. During the third quarter of 2011, certain equity warrants were amended in connection with the Merger Agreement to have a cash settlement feature and, as a result, 771,020 of our then outstanding common stock purchase warrants previously treated as equity that were converted to liability awards were no longer afforded equity treatment. This resulted in a reclassification from equity to a liability of $2,513,391 and a non-cash charge to expense of $22,606 in the third quarter of 2011. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all the assumptions we use are set forth below. The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve and the expected life is based on the contractual life of the warrant. All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	December 31, 2011	December 31, 2010
Expected life (years)	0.2	0.9
Expected volatility	84.15%	29.86%
Risk-free interest rate	0.1%	0.3%
Expected dividend yield	0.0%	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	December 31, 2011	December 31, 2010
Expected life (years)	0.2	0.9
Expected volatility	84.15%	29.86%
Risk-free interest rate	0.1%	0.3%
Expected dividend yield	0.0%	0.0%

Placement Agent Warrants @ $2.75 per share

Black-Scholes assumptions	December 31, 2011	December 31, 2010
Expected life (years)	0.1	—
Expected volatility	26.83%	—
Risk-free interest rate	0.1%	—
Expected dividend yield	0.0%	—

Consultant Warrants @ $1.85 per share

Black-Scholes assumptions	December 31, 2011	December 31, 2010
Expected life (years)	1.2	—
Expected volatility	58.65%	—
Risk-free interest rate	0.1%	—
Expected dividend yield	0.0%	—

The following table summarizes the warrant activity subject to fair value accounting for the twelve months ended December 31, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants @ $2.75 per share	Consultant Warrants @ $1.85 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	—	—	628,097
Warrants exercised	40,000	242,334	—	—	282,334
Warrants amended	681,570	—	9,450	80,000	771,020
Warrants outstanding subject to fair value accounting as of December 31, 2011	773,000	254,333	9,450	80,000	1,116,783

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants @ $2.75 per share	Consultant Warrants @ $1.85 per share	Total
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$—	$—	$692,696
Realized loss on warrants	20,382	152,818	—	—	173,200
Unrealized (gain) on warrants	(695,843)	(25,490)	(8,880)	(41,727)	(771,940)
Fair value of warrants transferred to liability upon amendment	2,369,164	—	9,827	134,400	2,513,391
Fair value of warrants exercised	(130,414)	(314,397)	—	—	(444,811)
Fair value of warrants outstanding as of December 31, 2011	$1,924,826	$144,090	$947	$92,673	$2,162,536

The following table summarizes the warrant activity subject to fair value accounting for the twelve months ended December 31, 2010:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2009	221,430	496,667	718,097
Warrants amended	90,000	—	90,000
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	628,097

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2009	$615,280	$684,170	$1,299,450
Realized loss on warrants	32,590	—	32,590
Unrealized (gain) on warrants	(3,663)	(353,011)	(356,674)
Fair value of warrants transferred to equity upon amendment	(282,670)	—	(282,670)
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$692,696

As of December 31, 2011, we had outstanding warrants to purchase an aggregate of 1,123,083 shares of common stock, of which warrants to purchase 1,116,783 shares of common stock were subject to derivative accounting for warrants, at an average exercise price of $0.94 and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 6.	Fair Value Measurements

The Company is required to disclose fair value measurements. The derivative financial instruments recorded at fair value in the balance sheets as of December 31, 2011 and 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$2,162,536	$—	$—	$2,162,536

	As of December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$692,696	$—	$—	$692,696

Equity-linked financial instruments consist of stock warrants issued by the Company that contain an exercise price adjustment feature or a cash settlement feature. In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 5, “Fair Value of Warrants”. Any gains and losses related to the change in fair value of the financial instruments is included in other income (expense) on the Statements of Income.

During the twelve months ended December 31, 2011, certain equity warrants were amended in connection with the Merger Agreement to have a cash settlement feature and as a result the fair value of $2,513,391 was transferred from equity into a liability. Additionally, certain warrants were exercised and, as a result, the fair value of $444,811 was transferred from a liability and into equity and we recognized a $173,200 realized loss related to the exercise of these warrants. We also recognized a $771,940 unrealized gain related to the change in fair value of the warrants outstanding at December 31, 2011.

During the twelve months ended December 31, 2010, certain warrants were amended and as a result the fair value of $282,670 was transferred from a liability and into equity and we recognized a $32,590 realized loss related to the amendment of these warrants. We also recognized a $356,674 unrealized gain related to the change in fair value of the warrants outstanding at December 31, 2010.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the twelve months ended December 31:

	2011	2010
Fair value of warrants outstanding as of January 1	$692,696	$1,299,450
Fair value of warrants transferred to liability upon amendment	2,513,391	—
Fair value of exercised warrants transferred to equity	(444,811)	(282,670)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	173,200	32,590
Unrealized (gain) on warrants	(771,940)	(356,674)
Fair value of warrants outstanding as of December 31	$2,162,536	$692,696

NOTE 7.	Common Stock Options

Common Stock Options

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). On May 25, 2010, the 2007 Plan was amended to increase the total number of shares available for grant from 2,350,000 to 3,100,000. On July 11, 2011, the 2007 Plan was amended to allow outstanding options to be automatically amended, modified or otherwise adjusted in accordance with the terms of any definitive plan of merger or consolidation. The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock bonuses and stock appreciation rights. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

The table below reflects option activity for the period indicated:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
	Shares	per Share	(Years)	Value
Outstanding, December 31, 2010	2,394,834	$2.40
Granted	540,000	2.83
Forfeited	(38,937)	3.12
Cancelled	(50,292)	3.28
Exercised	(83,334)	2.01
Outstanding, December 31, 2011	2,762,271	$2.47	6.73	$1,229,626

Exercisable at December 31, 2011	1,886,378	$2.25	5.61	$1,150,269

Remaining shares available for grant	235,124

During the twelve months ended December 31, 2011 and 2010, we recorded stock-based compensation expense net of reversals for forfeited options totaling $426,235 and $636,299, respectively.

As of December 31, 2011, unrecognized stock-based compensation expense totaled $1,549,643, which is expected to be recognized over a weighted-average remaining period of 3.1 years. The total grant date fair value of stock options vested during the years ended December 31, 2011 and 2010 was $299,032 and $559,156, respectively.

Management intends to issue new shares of common stock upon the exercise of options.

For purposes of estimating the fair value of each option on the date of grant, we utilize the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted to employees using the Black-Scholes option pricing formula. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our estimate of option exercises since we don’t have historical data.

The fair value of our stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31, 2011 and 2010:

	2011	2010
Expected life (years)	6.0	6.0
Expected volatility	72.04%	75.41%
Risk-free interest rate	1.3%	1.7%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$1.81	$2.11

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2011:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise Price	Options	Contractual	Exercise	Shares	Exercise
Range	Outstanding	Life	Price	Exercisable	Price
$1.50 - $1.99	23,500	6.15	$1.65	22,522	$1.65
$2.00 - $2.49	1,586,271	5.36	$2.07	1,531,454	$2.06
$2.50 - $2.99	424,500	9.47	$2.64	43,584	$2.58
$3.00 - $3.49	728,000	8.15	$3.27	288,818	$3.23

	2,762,271	6.73	$2.47	1,886,378	$2.25

NOTE 8.	Property and Equipment

A summary of property and equipment is as follows:

	December 31, 2011	December 31, 2010
Furniture	$249,657	$248,454
Equipment	334,868	248,166
Computers	407,031	318,104
Software	300,265	180,582
Vehicles	365,041	276,514
Assets not yet placed in service	46,220	67,500
Total	1,703,082	1,339,320
Accumulated depreciation and amortization	(970,930)	(653,204)
Property and equipment, net	$732,152	$686,116

NOTE 9.	Accrued Expenses

A summary of accrued expenses is as follows:

	December 31,	December 31,
	2011	2010
Accrued salaries and employee benefits	$3,391,629	$3,245,529
Accrued medical claims liability	717,255	892,016
Other	519,943	482,068
Total accrued expenses	$4,628,827	$4,619,613

NOTE 10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share for the twelve months ended December 31:

	2011	2010
Numerator:
Net income for basic earnings per share	$2,486,690	$1,549,273
Subtractions:
Change in fair value of derivatives	(598,740)	(324,085)
Net income for diluted earnings per share	$1,887,950	$1,225,188

Denominator:
Weighted-average basic shares outstanding	13,132,481	12,678,011
Assumed conversion of dilutive securities
Stock options	608,488	498,342
Warrants	855,697	1,080,011
Potentially dilutive common shares	1,464,185	1,578,353

Denominator for diluted earnings per share – Adjusted weighted average shares	14,467,013	14,256,364

Earnings per common share:
Basic	$0.19	$0.12
Diluted	$0.13	$0.09

Common stock warrants and options outstanding totaling 1,070,000 and 633,167 shares, respectively, are not included in diluted earnings per common share for the years ended December 31, 2011 and 2010, respectively, as they would have an antidilutive effect upon earnings per common share.

NOTE 11.	401(k) Plan

We offer a 401(k) plan for the benefit of substantially all of the employees of Conmed, Inc. and Conmed Oregon, Inc. and effective January 1, 2011 we added CMHS. The contributions to the plan include employee voluntary salary reductions, which can be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offer a safe harbor matching contribution of each participant’s contribution up to 4% of eligible compensation. We also can provide a profit sharing contribution at our discretion. Expenses related to this plan totaled $300,200 and $263,406 for the years ended December 31, 2011 and 2010, respectively.

We offered a SIMPLE IRA plan for the benefit of substantially all of the employees of CMHS through December 31, 2010. The contributions to the plan included employee voluntary salary reductions, which could be no greater than the maximum deduction allowable for federal income tax reporting purposes. We offered a safe harbor matching contribution of each participant’s contribution up to 3% of eligible compensation. In lieu of a matching contribution, we could provide a nonelective contribution equal to 2% of calendar year compensation. Expenses related to this plan totaled approximately $0 and $31,900 for the years ended December 31, 2011 and 2010, respectively.

NOTE 12.	Operating Leases

We lease office space and various equipment under certain noncancelable operating leases, which expire at various dates through 2016.

Future minimum annual lease payments at December 31, 2011 are as follows:

Twelve Months ending December 31,:
2012	$273,450
2013	107,522
2014	63,109
2015	19,037
2016	2,864
Total	$465,982

Operating lease expense was $273,193 and $271,984 for the years ended December 31, 2011 and 2010, respectively.

NOTE 13.	Major Customers and Commitments

During the twelve months ended December 31, 2011 and 2010, we had approximate revenue from major customers, which account for 10 percent or more of our total revenue, and related approximate receivables (payables) as follows:

	For the Year Ended			For the Year Ended
	December 31, 2011			December 31, 2010
			Receivable		Receivable
	Revenue		(Payable)	Revenue	(Payable)
Company A		$9,214,000	$(14,000)	$9,552,000	$(32,000)
Company B	$	*	$ *	$6,245,000	$77,000

* Designates a customer that is not a major customer during that time period.

In connection with our normal contract activities, we are required to acquire performance and payment bonds for certain service contracts. The surety issuing the bonds has recourse against certain assets in the event the surety is required to honor the bonds. The lengths of our bond contracts vary. Most contracts are one year or less, but periodically contracts are obtained which exceed one year. At December 31, 2011, the Company had $8,689,811 in outstanding bonds.

NOTE 14.	Amortization Expense

Service Contracts Acquired

Projected amortization of service contracts for the next five years:

Twelve Months ending December 31,:	Amortization
2012	$118,500
2013	11,000
$129,500

Accumulated amortization of service contracts as of December 31, 2011 and 2010 was $5,473,000 and $5,311,000, respectively.

Service contract amortization expense recognized was $162,000 and $447,000 for the twelve months ended December 31, 2011 and 2010, respectively.

Non-Compete Agreements

Projected amortization of non-compete agreements for the next five years:

Twelve Months ending December 31,:	Amortization
2012	$59,556
2013	46,666
$106,222

Accumulated amortization of non-compete agreements as of December 31, 2011 and 2010 was $1,379,117 and $1,268,447, respectively.

Non-compete amortization expense recognized was $110,670 and $305,114 for the twelve months ended December 31, 2011 and 2010, respectively.

NOTE 15.	Revenue Recognition

Following is a reconciliation of our service contract revenue to net revenue reflecting adjustments related to minimum staffing requirements and liquidated damages as well as stop/loss reimbursements for the twelve months ended December 31,:

	2011	2010
Service contract revenue	$67,263,000	$58,906,000
Staffing adjustments and liquidated damages	(423,000)	(393,000)
Stop/loss reimbursements	2,593,000	2,142,000
Net revenue	$69,433,000	$60,655,000

NOTE 16.	Income Tax Matters

The components of income tax expense for the twelve months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current tax expense	$1,211,760	$1,312,000
Deferred tax expense	140,000	18,000
Income tax expense	$1,351,760	$1,330,000

Approximate deferred taxes consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets
Intangible assets	$1,841,000	$1,916,000
Other timing differences	393,000	300,000
	2,234,000	2,216,000

Deferred tax liabilities
Goodwill	(742,000)	(579,000)
Depreciation	(167,000)	(172,000)

Net deferred tax assets	$1,325,000	$1,465,000

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2011 and 2010 as follows:

	2011	2010
Current assets	$240,000	$144,000
Non-current assets	1,085,000	1,321,000
Total deferred tax assets	$1,325,000	$1,465,000

The Company’s ability to utilize its net operating loss carryforwards (“NOLs”) and research and development credit carryforwards (“RDCs”) is currently limited due to limitations on change of control under Section 382 (“Section 382”) of the Internal Revenue Code. As of December 31, 2009, management had decided to write-off, for presentation purposes, the deferred tax assets related to NOLs and RDCs of $5,253,000 and $391,000, respectively, and their associated valuation allowances of $5,253,000 and $391,000, respectively, as the Company cannot utilize these future benefits under current tax law. As such, those amounts are not presented in the above table.

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

The provision for income taxes for the years ended December 31, 2011 and 2010 differs from the approximate amount of income tax expense determined by applying the U.S. Federal income tax rate to pre-tax income, due to the following:

	2011	2010
Computed federal income tax expense (benefit)	$1,305,000	$979,000
State income taxes	167,000	159,000
Other, including permanent differences	(16,240)	107,000
Permanent difference related to stock options	100,000	195,000
Permanent difference related to derivative financial instruments	(204,000)	(110,000)
Current income tax expense as shown in the statements of income	1,351,760	1,330,000
Tax benefit of warrant exercises reported in additional paid in capital	—	(236,000)
Total tax expense shown in financial statements	$1,351,760	$1,094,000

Our Federal, Arizona, Florida, Iowa, Kansas, Maryland, Oregon, Oklahoma, New Jersey, New York, Tennessee and Virginia tax returns remain open for examination for years subsequent to 2007. The Company has evaluated its tax positions and believes that all material tax positions taken have a greater than 50% chance of being upheld. Interest and penalties related to income taxes are recorded in other income (expense) on the Statements of Income

NOTE 17.	Supplemental Disclosure of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for the years ended December 31, 2011 and 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)
2011 Quarterly Operating Results (1)
Revenue	$16,311,093	$16,656,792	$18,068,414	$18,396,493
Gross profit	2,988,549	3,017,423	3,266,296	3,227,036
Operating income	788,112	26,527	371,862	1,953,024
Income before income taxes	686,898	(175,482)	315,831	3,011,203
Net income	393,898	(139,482)	60,831	2,171,443
Net income per common share, basic	$0.03	$(0.01)	$0.00	$0.17
Net income per common share, diluted	$0.03	$(0.01)	$0.00	$0.08

2010 Quarterly Operating Results
Revenue	$14,751,971	$14,738,152	$15,390,976	$15,773,487
Gross profit	2,902,216	2,928,827	2,772,994	2,997,784
Operating income	579,556	661,455	480,835	732,346
Income before income taxes	553,941	685,051	913,872	726,409
Net income	283,641	342,051	547,172	376,409
Net income per common share, basic	$0.02	$0.03	$0.04	$0.03
Net income per common share, diluted	$0.02	$0.02	$0.01	$0.03

(1) Includes one-time merger expenses (benefit) net of break-up fee of $0 in the First Quarter, $364,021 in the Second Quarter, $724,689 in the Third Quarter and ($1,076,383) in the Fourth Quarter. Total net merger expenses in 2011 were $12,327.

(2) The calculation of net income per common share, diluted does not include the gain on the fair value of derivatives of $1,034,709 in the fourth quarter of 2011.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3). The other information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2011.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	Plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights (3)	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,762,271	$2.47	235,124
Equity compensation plans not approved by security holders (2)	95,750	2.00	—
Total	2,858,021	$2.45	235,124

(1)	The “Equity compensation plans approved by security holders” consist of the 2007 Stock Option Plan.
(2)	The “Equity compensation plans not approved by security holders” consist of consultant warrants issued in 2008 to two employees of Equity Dynamics, Inc. in connection with the asset purchase of EMDC (the “Asset Purchase”) and placement agent warrants issued in 2007 to Maxim Group LLC in connection with the private placement (the “Private Placement”) of $15,000,000 of units of Series B Convertible Preferred Stock and warrants.

Consultant Warrants. On February 29, 2008, in connection with the Asset Purchase, we issued warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share to two employees of Equity Dynamics, Inc., an entity wholly owned by John Pappajohn, a director of the Company. The warrants vested immediately and expire February 28, 2013. As of December 31, 2011, 80,000 warrants remain outstanding.

Placement Agent Warrants. In connection with the Private Placement, we issued to the Maxim Group LLC, a warrant to purchase 300,000 shares of common stock, or 5% of the common stock issuable upon conversion of the Series B Convertible Preferred Stock, at an exercise price equal to $2.75 per share and expiring January 26, 2012. As of December 31, 2011, 15,750 warrants remain outstanding.

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1). Financial Statements.

See index to Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a) (3). Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated February 14, 2007 (4)

3.1	Certificate of Incorporation of Conmed Healthcare Management, Inc. (4)

3.1.1	Certificate of Merger effective as of March 14, 2007 (5)

3.1.2	Articles of Merger effective as of March 14, 2007 (5)

3.2	Second Amended and Restated Bylaws (16)

4.1	Amendment to Certificate of Incorporation defining rights of Series B Convertible Preferred Stock (3)

4.2	Amendment to Certificate of Incorporation defining rights of Series C Preferred Stock (3)

4.3	Form of Investor Warrant ($.30) (3)

4.4	Form of Investor Warrant ($2.50) (3)

4.5	Form of Common Stock Certificate (6)

10.1	Stock Purchase Agreement by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated August 2, 2006 (1)

10.2	Side letter by and among Pace, Conmed and the Conmed Stockholders set forth therein, dated as of January 12, 2007 (2)

10.3	Form of Subscription Agreement dated January 26, 2007, with Registration Rights, by and among Pace and certain investors in the Private Placement (3)

10.4	Placement Agency Agreement dated January 16, 2007, by and between Pace and Maxim Group LLC (3)

10.5	Form of Securities Purchase Agreement dated January 26, 2007, by and among Pace and certain investors in the Private Placement (3)

10.6	Form of Registration Rights Agreement dated January 26, 2007 by and among Pace and certain investors in the Private Placement (3)

10.7	Employment Agreement dated January 11, 2012, by and between Richard W. Turner and Conmed Healthcare Management, Inc. (18) *

10.8	Employment Agreement dated January 26, 2007 by and between Howard M. Haft and Pace Health Management Systems, Inc.(7) *

10.9	Employment Letter Agreement dated January 11, 2012, by and between Thomas W. Fry and Conmed Healthcare Management, Inc. (18) *

10.10	Form of Employment Letter Agreement dated January 24, 2007, by and between Larry Doll and Conmed Healthcare Management, Inc. (7) *

10.11	2007 Stock Option Plan of Conmed Healthcare Management, Inc.(4) *

10.12	Amendment No. 1 to the 2007 Stock Option Plan (15) *

10.13	Consulting Agreement dated January 26, 2007, by and between Yankee Partners LLC and Pace Health Management Systems, Inc. (8)

10.14	Health Services Agreement, dated March 14, 2002, by and between Sheriff of Harford County and Conmed, Inc., as amended (8)

10.15	Medical Services Agreement, dated January 1, 2006, by and between the Board of County Commissioners of Frederick County and Conmed, Inc., as amended (8)

10.16	Agreement dated April 25, 2005, by and between Howard County and Conmed, Inc., as amended (8)

10.17	Medical Services Agreement, dated July 1, 2004, by and between the Sheriff of Cecil County and ConMed, Inc., as amended (8)

10.18	Agreement for Service, dated July 1, 2005, by and between the County of Loudoun and Conmed, Inc., as amended (8)

10.19	Agreement, dated August 12, 2006, by and between the Board of County Commissioners for Yakima County, Washington and Conmed, Inc. (8)

10.20	Medical Services Agreement, by and among Conmed, Inc. and Baltimore County, Maryland, dated March 26, 2007 (9)

10.21	Medical Services Agreement, by and among Conmed, Inc. and Henrico County Virginia, dated May 7, 2007 (9)

10.22	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated April 3, 2007 (10)

10.23	Contract Renewal Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.24	Amendment to Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated September 4, 2007 (10)

10.25	First Amendment to Services Agreement, by and among Conmed, Inc. and Sedgwick County, Kansas, dated June 1, 2007 (10)

10.26	Medical Services Agreement, by and among Conmed, Inc. and Yakima County, Washington, dated October 2, 2007 (10)

10.27	Office Lease Agreement by and between Conmed, Inc, and 7250 Limited Partners, LLLP dated December 10, 2007 (11)

10.28	Inmate Healthcare Services Agreement, dated March 19, 2008, by and between Conmed, Inc. and the City of Chesapeake, Virginia Sheriff’s Department (12)

10.29	Medical Service Agreement with Charles County, Maryland dated July 2, 2008 (13)

10.30	Professional Services Contract with Pima County, Arizona dated August 1, 2008 (13)

10.31	Inmate Health Services Agreement, effective as of February 1, 2009, by and between Conmed, Inc. and the Western Virginia Regional Jail Authority (14)

10.32	Retirement Agreement, dated July 1, 2010, by and between Conmed Healthcare Management, Inc. and Howard M. Haft, M.D. (17) *

10.33	Agreement and Release, dated November 16, 2011, by and among Conmed Healthcare Management, Inc., Ayelet Investments LLC, Ayelet Merger Subsidiary, Inc., and James H. Desnick, MD (19)

21	Subsidiaries **

23.1	Consent of McGladrey & Pullen, LLP dated March 2, 2012 **

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2006
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2007
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2007
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2007
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 29, 2007
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on April 3, 2007
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed on May 10, 2007
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2007
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 17, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2010
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2010
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2012
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conmed Healthcare Management, Inc.

March 2, 2012
	By:	/s/ Richard W. Turner
Richard W. Turner, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

March 2, 2012

By	/s/ Richard W. Turner
Richard W. Turner, Chairman and
Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Thomas W. Fry
Thomas W. Fry,
Senior Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

By	/s/ Edward B. Berger
Edward B. Berger, Director

By	/s/ John W. Colloton
John W. Colloton, Director

By	/s/ Charles Crocker
Charles Crocker, Director

By	/s/ John Pappajohn
John Pappajohn, Director

By	/s/ Jeffrey W. Runge
Jeffrey W. Runge, Director

