Form 10-Q
period 2012-03-31
Conmed Healthcare Management, Inc.
filed 2012-05-14
CIK 943324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	May 14, 2012
Common Stock, $0.0001 par value per share	13,909,315

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
March 31, 2012 and December 31, 2011	1

Consolidated Statements of Income
For the three months ended March 31, 2012 and 2011	2

Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011	3

Consolidated Statements of Shareholders’ Equity
For the three months ended March 31, 2012	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 1A. RISK FACTORS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. MINE SAFETY DISCLOSURES	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

SIGNATURES	21

i

PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,873,376	$16,445,938
Accounts receivable	3,996,265	3,069,622
Prepaid expenses	984,251	1,215,841
Taxes receivable	264,292	—
Deferred taxes	250,000	240,000
Total current assets	22,368,184	20,971,401

PROPERTY AND EQUIPMENT, NET	986,465	732,152

DEFERRED TAXES	1,021,000	1,085,000

OTHER ASSETS
Service contracts acquired, net	151,350	129,500
Non-compete agreements, net	166,001	106,222
Goodwill	6,349,705	6,263,705
Deposits	118,792	56,275
Total other assets	6,785,848	6,555,702
	$31,161,497	$29,344,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,878,649	$1,291,951
Accrued expenses	5,043,330	4,628,827
Taxes payable	—	532,780
Deferred revenue	624,322	600,895
Notes payable	416,740	832,102
Total current liabilities	8,963,041	7,886,555

DERIVATIVE FINANCIAL INSTRUMENTS	130,590	2,162,536

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 13,909,315 and 13,132,481 shares as of March 31, 2012 and December 31, 2011, respectively	1,391	1,313
Additional paid-in capital	40,248,714	37,609,607
Accumulated deficit	(18,182,239)	(18,315,756)
Total shareholders' equity	22,067,866	19,295,164
	$31,161,497	$29,344,255

See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Service contract revenue	$18,939,216	$16,311,093

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	10,975,655	9,295,969
Medical expenses	3,934,623	3,419,644
Other operating expenses	851,112	606,931
Total healthcare expenses	15,761,390	13,322,544

Gross profit	3,177,826	2,988,549

Selling and administrative expenses	2,516,735	2,027,966
Depreciation and amortization	123,838	172,471
Total operating expenses	2,640,573	2,200,437

Operating income	537,253	788,112

OTHER INCOME (EXPENSE)
Interest income	24,505	28,530
Interest (expense)	(3,917)	—
(Loss) on fair value of derivatives	(305,324)	(129,744)
Total other income (expense)	(284,736)	(101,214)

Income before income taxes	252,517	686,898
Income tax expense	119,000	293,000
Net income	$133,517	$393,898

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	13,622,268	12,839,656
Diluted	14,219,865	14,347,571

See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,517	$393,898
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	85,216	74,804
Amortization of service contracts and non-compete agreements	38,622	97,667
Amortization of long-term customer agreement	43,750	43,750
Restricted stock compensation	77,559	—
Stock-based compensation	140,812	104,829
Loss on fair value of derivatives	305,324	129,744
Gain on disposal of property	(24,042)	—
Deferred income taxes	54,000	35,000
Changes in working capital components
(Increase) decrease in accounts receivable	(926,643)	325,445
Decrease in prepaid expenses	231,590	240,353
(Increase) decrease in deposits	(62,517)	25,201
Increase (decrease) in accounts payable	1,586,698	(343,340)
Increase (decrease) in accrued expenses	414,503	(200,076)
(Decrease) in income taxes payable/receivable	(797,072)	(151,300)
Increase in deferred revenue	23,427	70,753
Net cash provided by operating activities	1,324,744	846,728

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(315,487)	(149,258)
Business combination	(250,000)	—
Net cash (used in) investing activities	(565,487)	(149,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(415,362)	—
Proceeds from exercise of warrants and stock options	83,543	16,667
Net cash provided by (used in) financing activities	(331,819)	16,667

Net increase in cash and cash equivalents	427,438	714,137

CASH AND CASH EQUIVALENTS
Beginning	16,445,938	13,270,089
Ending	$16,873,376	$13,984,226
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Reclassification of warrants from derivative financial instruments to additional paid-in capital upon exercise, at fair value.	$2,337,270	$5,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	3,917	—
Income taxes paid	$862,073	$409,300

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Total
Balance at December 31, 2011	$—	$1,313	$37,609,607	$(18,315,756)	$19,295,164
Net Income	—	—	—	133,517	133,517
Restricted stock expense	—	—	77,559	—	77,559
Stock option expense	—	—	140,812	—	140,812
Exercise of warrants and stock options	—	78	2,420,736	—	2,420,814
Balance at March 31, 2012	$—	$1,391	$40,248,714	$(18,182,239)	$22,067,866

See Notes to Unaudited Financial Statements

Page - 4 -

CONMED HEALTHCARE MANAGEMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         Basis of Presentation

The accompanying unaudited consolidated financial statements of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, “Conmed”, the “Company”, “we”, “us”, or “our”, unless otherwise specified or the context otherwise requires) contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting requirements of Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial information and disclosures normally included in the financial statements prepared annually in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Readers of this report should, therefore, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 2, 2012.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) which are considered necessary to fairly present our financial position and our results of operations as of and for these periods have been made.

Our interim results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 2.         Equity Compensation

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

During the three months ended March 31, 2012 and 2011, we recorded stock-based compensation expense totaling $140,812 and $104,829, respectively. During the three months ended March 31, 2012 and 2011, we recorded restricted stock compensation expense totaling $77,559 and $0, respectively.

During the three months ended March 31, 2012, options were granted to purchase 60,500 shares of common stock at an average exercise price of $3.58 per share and an average grant date fair value of $2.17 per share. During the three months ended March 31, 2012, 50,000 restricted stock units (“RSU”) were granted at an average grant date fair value of $2.86 per share and upon vesting each RSU will be exchanged for a share of common stock. Additionally, during the three months ended March 31, 2012, options to purchase 8,204 shares of common stock were forfeited, options to purchase 1,088 shares of common stock were cancelled and options to purchase 27,553 shares of common stock were exercised at an average exercise price of $2.22 per share. As of March 31, 2012, 133,916 shares remain available for grant under the 2007 Plan.

As of March 31, 2012, stock-based compensation expense not yet recognized in income totaled $1,594,840, which is expected to be recognized over a weighted-average remaining period of 3.01 years.

NOTE 3.         Common Stock Warrants

Investor Warrants

In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to investors warrants to purchase an aggregate of 1,500,000 shares of common stock, exercisable at $0.30 per share and warrants to purchase an aggregate of 500,000 shares of common stock, exercisable at $2.50 per share. The warrants vested immediately and expired on March 13, 2012. All 1,027,333 of these warrants outstanding on January 1, 2012 were exercised prior to expiration. Of the 773,000 outstanding warrants exercisable at $0.30 per share, 747,070 were exercised on a net share basis and 25,930 were exercised for cash generating proceeds of $7,779 to the Company. Of the 254,333 outstanding warrants exercisable at $2.50 per share, 248,500 were exercised on a net share basis and 5,833 were exercised for cash generating proceeds of $14,583 to the Company.

Page - 5 -

Placement Agent Warrant

In connection with the acquisition of Conmed, Inc. on January 26, 2007, we issued to Maxim Group LLC, our exclusive placement agent, a warrant to purchase 300,000 shares of common stock, exercisable at $2.75 per share. The warrant vested immediately and expired on January 26, 2012. All 15,750 of these warrants outstanding on January 1, 2012 were exercised on a net share basis prior to expiration.

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

Summary

The following table summarizes the warrant activity for the three months ended March 31, 2012:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$2.50	$2.75	$3.72	$1.85	$1.85
Warrants outstanding as of December 31, 2011	773,000	254,333	15,750	—	80,000	1,123,083
Warrants exercised	773,000	254,333	15,750	—	—	1,043,083
Warrants outstanding as of March 31, 2012	—	—	—	—	80,000	80,000

The following table summarizes the warrant activity for the three months ended March 31, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrant	Consultant Warrant @ $3.72 per share	Consultant Warrants @ $1.85 per share	Total
Exercise price	$0.30	$2.50	$2.75	$3.72	$1.85	$1.46
Warrants outstanding as of December 31, 2010	813,000	496,667	300,000	20,000	80,000	1,709,667
Warrants exercised	—	6,667	27,500	—	—	34,167
Warrants outstanding as of March 31, 2011	813,000	490,000	272,500	20,000	80,000	1,675,500

Page - 6 -

NOTE 4.         Fair Value of Warrants

As a result of adopting derivative accounting for certain warrants which contain an exercise price adjustment feature effective January 1, 2009, 1,705,000 of our then issued and outstanding common stock purchase warrants previously treated as equity were no longer afforded equity treatment and as a result were recorded as a liability based on fair value estimates. During the years ended December 31, 2010 and 2009, warrants to purchase 90,000 and 814,570 shares of common stock, respectively, were amended to remove the provisions that resulted in the liability treatment and were treated as equity. During the year ended December 31 2011, 771,020 of our previously issued, amended and outstanding common stock purchase warrants were amended a second time in connection with the previously terminated merger agreement to have a cash settlement feature and, as a result, were no longer afforded equity treatment. This resulted in a reclassification from equity to liability of $2,513,391 in 2011 compared to a $282,670 reclassification of liability to equity in 2010 reflecting the first warrant amendment. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model and all changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised, amended or expire.

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	March 31, 2012	December 31, 2011
Expected life (years)	—	0.2
Expected volatility	—	84.15%
Risk-free interest rate	—	0.1%
Expected dividend yield	—	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	March 31, 2012	December 31, 2011
Expected life (years)	—	0.2
Expected volatility	—	84.15%
Risk-free interest rate	—	0.1%
Expected dividend yield	—	0.0%

Placement Warrant @ $2.75 per share

Black-Scholes assumptions	March 31, 2012	December 31, 2011
Expected life (years)	—	0.1
Expected volatility	—	26.83%
Risk-free interest rate	—	0.1%
Expected dividend yield	—	0.0%

Consultant Warrants @ $1.85 per share

Black-Scholes assumptions	March 31, 2012	December 31, 2011
Expected life (years)	0.9	1.2
Expected volatility	49.08%	58.65%
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	0.0%	0.0%

Page - 7 -

The following tables summarize the warrant activity subject to fair value accounting for the three months ended March 31, 2012:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants @ $2.75 per share	Consultant Warrants @ $1.85 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2011	773,000	254,333	9,450	80,000	1,116,783
Warrants exercised	773,000	254,333	9,450	—	1,036,783
Warrants outstanding subject to fair value accounting as of March 31, 2012	—	—	—	80,000	80,000

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Placement Agent Warrants @ $2.75 per share	Consultant Warrants @ $1.85 per share	Total
Fair value of warrants outstanding as of December 31, 2011	$1,924,826	$144,090	$947	$92,673	$2,162,536
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	219,847	47,532	28	—	267,407
Unrealized loss on warrants	—	—	—	37,917	37,917
Fair value of exercised warrants transferred to equity	(2,144,673)	(191,622)	(975)	—	(2,337,270)
Fair value of warrants outstanding as of March 31, 2012	$—	$—	$—	$130,590	$130,590

The following tables summarize the warrant activity subject to fair value accounting for the three months ended March 31, 2011:

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	628,097
Warrants exercised	—	6,667	6,667
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of March 31, 2011	131,430	490,000	621,430

Page - 8 -

	Investor Warrants @ $0.30 per share	Investor Warrants @ $2.50 per share	Total
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$692,696
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	—	651	651
Unrealized loss on warrants	28,886	100,207	129,093
Fair value of exercised warrants transferred to equity	—	(5,097)	(5,097)
Fair value of warrants outstanding as of March 31, 2011	$390,423	$426,920	$817,343

As of March 31, 2012, we had outstanding warrants to purchase an aggregate of 80,000 shares of common stock, all of which were subject to derivative accounting for warrants, at an average exercise price of $1.85, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 5.         Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance. The derivative financial instruments recorded at fair value in the balance sheets as of March 31, 2012 and December 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2012
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$130,590	$—	$—	$130,590

	As of December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative financial instruments	$2,162,536	$—	$—	$2,162,536

Page - 9 -

Equity-linked financial instruments consist of stock warrants issued by the Company that contain an exercise price adjustment feature or a cash settlement feature. In accordance with derivative accounting for warrants, we calculated the fair value of warrants using the Black-Scholes option pricing model and the assumptions used are described in Note 4, “Fair Value of Warrants”. Any gains and losses related to the change in fair value of the financial instruments are included in other income (expense) on the Statements of Income.

During the three months ended March 31, 2012, certain warrants were exercised and, as a result, the fair value of $2,337,270 was transferred from a liability and into equity and we recognized a $267,407 realized loss related to the exercise of these warrants. We also recognized a $37,917 unrealized loss related to the change in fair value of the warrants outstanding at March 31, 2012.

During the three months ended March 31, 2011, certain warrants were exercised and, as a result, the fair value of $5,097 was transferred from a liability and into equity and we recognized a $651 realized loss related to the exercise of these warrants. We also recognized a $129,093 unrealized loss related to the change in fair value of the warrants outstanding at March 31, 2011.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31:

	2012	2011
Fair value of warrants outstanding as of January 1	$2,162,536	$692,696
Fair value of exercised warrants transferred to equity	(2,337,270)	(5,097)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	267,407	651
Unrealized loss on warrants	37,917	129,093
Fair value of warrants outstanding as of March 31	$130,590	$817,343

Financial instruments include cash and cash equivalents (level 1), accounts receivable (level 2), accounts payable (level 2), accrued expenses (level 2), deferred revenue (level 2), and derivative financial instruments (level 3). The fair value of current assets and current liabilities is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of derivative financial instruments is estimated using the Black-Scholes option pricing model.

Page - 10 -

NOTE 6.         Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per-share:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator for basic and diluted earnings per share:
Net income	$133,517	$393,898

Denominator:
Weighted-average basic shares outstanding	13,622,268	12,839,656
Assumed conversion of dilutive securities
Stock options	563,247	580,666
Restricted stock	314	—
Warrants	34,036	927,249
Potentially dilutive common shares	597,597	1,507,915

Denominator for diluted earnings per share – Adjusted weighted average shares	14,219,865	14,347,571

Earnings (loss) per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Common stock warrants and options outstanding totaling 1,094,416 and 782,958 shares, respectively, are not included in diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively, as they would have an antidilutive effect on earnings per common share.

NOTE 7.         Professional Liability Litigation

From time to time, the Company is party to legal proceedings in the ordinary course of business, including claims of professional negligence based on services performed by our employees and independent medical providers, including physicians, physician assistants, nurse practitioners and nurses providing treatments at the various facilities.

The Company evaluates each medical malpractice claim or similar contingent liability to determine the likelihood and amount of estimated claims as follows:

•	In the event the Company determines it is probable that the Company will incur a loss arising from the claim and the amount can be reasonably estimated, a liability is established to satisfy the claim including an estimate of related legal fees. A receivable is then established to recognize the anticipated insurance recoveries at the same time that it recognized the liability, measured on the same basis as the liability, subject to the need for a valuation allowance for uncollectible accounts.

•	In the event the Company determines it is not probable that the Company will incur a loss arising from the claim or the amount cannot be reasonably estimated, no liability is established to satisfy the claim and legal fees related to the claim are expensed as incurred.

These accruals are adjusted periodically as assessments change or additional information becomes available.

The amounts accrued for contingencies deemed probable are included in accrued expenses and total $186,000 and $0 as of March 31, 2012 and December 31, 2011, respectively. The amounts recorded for insurance recoveries are included in accounts receivable and total $136,000 and $0 as of March 31, 2012 and December 31, 2011, respectively.

Page - 11 -

NOTE 8.         Income Tax Matters

Our effective tax rate was 47.2% and 42.7% during the three months ended March 31, 2012 and 2011, respectively, which differs from the expected tax rate of 40.0%, primarily due to permanent differences related to stock-based compensation and derivatives related to warrants. The change in our effective tax rate from prior periods is primarily due to higher permanent differences related to stock-based compensation and derivatives related to warrants. We recorded income tax expense of $119,000 and $293,000 for the three months ended March 31, 2012 and 2011, respectively.

Page - 12 -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control) including, without limitation, the Company’s ability to increase revenue and to continue to obtain new contracts;contract renewals and extensions; the incurrence of start-up costs associated with new contracts; inflation exceeding the Company’s projection of the inflation rate of cost of services under multi-year contracts; the ability to obtain bonds; decreases in occupancy levels or disturbances at detention centers; malpractice litigation; the ability to utilize third party administrators for out -of- facility care; compliance with laws and government regulations, including those relating to healthcare; investigation and auditing of our contracts by government agencies; competition; termination of contracts due to lack of government appropriations; material adverse changes in economic and industry conditions in the healthcare market; negative publicity regarding the provision of correctional healthcare services; dependence on key personnel and the ability to hire skilled personnel; influences of certain stockholders; increases in healthcare costs; insurance; completion and integration of future acquisitions; public company obligations; limited liability of directors and officers; the Company’s ability to meet the NYSE Amex continued listing standards; and stock price volatility. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases. More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 2, 2012. Investors and security holders are urged to read this document free of charge on the SEC’s web site at www.sec.gov.

General

We provide healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, correctional institutions are required to provide healthcare services for their inmates. We are a specialist in the provision of these services, having provided correctional healthcare services since 1984. We began providing correctional healthcare services in the State of Maryland, and currently serve county and municipal correctional facilities in forty-five counties in ten states: Arizona, Kansas, Kentucky, Maryland, New Jersey, Oregon, Tennessee, Texas, Virginia and Washington. Our services have expanded to include mental health, pharmacy and out-of-facility healthcare services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related medical expense accruals, amortization and potential impairment of intangible assets and goodwill and stock-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 2, 2012. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2011.

Page - 13 -

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

The following discussion of financial results is derived from unaudited financial statements for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$18,939,216	100.0%	$16,311,093	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	10,975,655	58.0%	9,295,969	57.0%
Medical expenses	3,934,623	20.8%	3,419,644	21.0%
Other operating expenses	851,112	4.5%	606,931	3.7%
Total healthcare expenses	15,761,390	83.2%	13,322,544	81.7%

Gross profit	3,177,826	16.8%	2,988,549	18.3%

OPERATING EXPENSES:
Selling and administrative expenses	2,516,735	13.3%	2,027,966	12.4%
Depreciation and amortization	123,838	0.7%	172,471	1.1%
Total operating expenses	2,640,573	13.9%	2,200,437	13.5%

Operating income	537,253	2.8%	788,112	4.8%

OTHER INCOME (EXPENSE)
Interest income	24,505	0.1%	28,530	0.2%
Interest (expense)	(3,917)	(0.0)%	—	0.0%
(Loss) on fair value of derivatives	(305,324)	(1.6)%	(129,744)	(0.8)%
Total other income (expense)	(284,736)	(1.5)%	(101,214)	(0.6)%

Income before income taxes	252,517	1.3%	686,898	4.2%

Income tax expense	119,000	0.6%	293,000	1.8%

Net income	$133,517	0.7%	$393,898	2.4%

Summary

Net revenue from medical services provided primarily to correctional institutions for the three months ended March 31, 2012 and 2011, was $18,939,216 and $16,311,093, respectively, which represents an increase of $2,628,123 or 16.1%. Net income was $133,517, or 0.7% of revenue, compared to net income of $393,898, or 2.4% of revenue, for the three months ended March 31, 2012 and 2011, respectively, which represented a decrease in net income of $260,381.

Page - 14 -

Revenue

The addition of service contracts signed with new jurisdictions since January 1, 2011 accounted for $2,471,426 or 94.0% of the increase in revenue for the three months ended March 31, 2012 compared to the same period for the prior year. These jurisdictions are as follows: Alexandria, VA; Galveston County, TX; Gray County, TX; Haywood County, TN; Ocean County, NJ; Oldham County, TX; Newport News, VA; Randall County, TX; and Worcester County, MD. Revenue improvement totaling $90,946, or 3.3% of the increase over the prior year period, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to January 1, 2011. Price increases related to existing service requirements totaled $270,706, or 10.3% of the revenue increase over the prior year period. Also, partially offsetting the revenue increases above were decreases in other volume related activities totaling $204,955 primarily associated with a decrease in stop/loss reimbursements due to lower out-of-facility medical expenditures in excess of stop/loss limits which are billed back to clients and business decisions to exit specific less profitable markets, both of which were partially offset by an increase in revenue associated with higher inmate populations at certain facilities.

Healthcare Expenses

Salaries and employee benefits

Salaries and employee benefits for healthcare employees were $10,975,655, or 58.0% of revenue, for the three months ended March 31, 2012, compared to $9,295,969, or 57.0% of revenue, for the three months ended March 31, 2011, an increase of $1,679,686, or 18.1%. The increase in spending as a percent of revenue is primarily due to having 91 days in the three months ended March 31, 2012 resulting in one day of additional wages being paid compared to 90 days in the three months ended March 31, 2011. Approximately 86.4% of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses

Medical expenses for the three months ended March 31, 2012 and 2011 were $3,934,623, or 20.8% of revenue, and $3,419,644, or 21.0% of revenue, respectively, which represented an increase of $514,979, or 15.1%. The increase in spending for medical expenses in absolute dollars primarily reflects increases related to medical services for new contracts both in- and out-of-facility as well as pharmacy services which were partially offset by decreases in out-of-facility expenditures at certain existing facilities. The decrease in medical expenses as a percentage of revenue results, in part, from a decrease in out-of-facility expense at certain facilities which was partially offset by increases in pharmacy expenses at existing facilities. The increase in spending resulting from new service contracts was partially offset by a 0.6% decrease in medical expenses at existing sites. This decrease is primarily the result of a 26.7% decrease in out-of-facility expenses and a 5.0% decrease of in-facility expenses, which were partially offset by a 30.2% increase in pharmacy expenses.

Other operating expenses

Other operating expenses were $851,112, or 4.5% of revenue, for the three months ended March 31, 2012, compared to $606,931, or 3.7% of revenue, for the three months ended March 31, 2011. The increase of $244,181 in spending is primarily related to a $136,898 increase in legal fees, a $63,376 increase in travel expenses and a $26,103 increase in information systems expenses partially offset by a $19,768 reduction in professional liability insurance and an $11,182 reduction in education expenses.

Gross Profit

Gross profit increased to $3,177,826 for the three months ended March 31, 2012 compared to $2,988,549 for the three months ended March 31, 2011, reflecting the higher volume. However, gross margin as a percentage of revenue declined to 16.8% for the three months ended March 31, 2012 from 18.3% for the three months ended March 31, 2011 due to lower initial margins associated with the new contract wins. Gross profit for the three months ended March 31, 2012 at existing contracts in which we were providing services prior to January 1, 2011 was 17.1%. Gross profit for the three months ended March 31, 2012 for new contracts added since January 1, 2011 was 14.6%.

Operating Expenses

Selling and administrative expenses

Selling and administrative expenses for the three months ended March 31, 2012 and 2011 were $2,516,735, or 13.3% of revenue, and $2,027,966, or 12.4% of revenue, respectively. The increased expenditure of $488,770 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added since January 1, 2011 coupled with a $116,009 increase in board expenses, which was primarily attributed to restricted stock compensation, and a $41,478 increase in business taxes which were partially offset by a $32,602 reduction in consulting, a $19,720 decrease in accounting fees, and a $13,652 reduction in travel expenses. Stock-based compensation for the three months ended March 31, 2012 and 2011 was $140,812 and $104,829, respectively. Restricted stock compensation for the three months ended March 31, 2012 and 2011 was $77,559 and $0, respectively.

Page - 15 -

Depreciation and amortization

Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $18,400, or 0.1% of revenue, for the three months ended March 31, 2012, compared to $61,000, or 0.4% of revenue, for the three months ended March 31, 2011. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized. Amortization of non-compete agreements was $20,222, or 0.1% of revenue, for the three months ended March 31, 2012, compared to $36,667, or 0.2% of revenue, for the three months ended March 31, 2011. Depreciation expense increased to $85,216 for the three months ended March 31, 2012 compared to $74,804 for the prior year period due primarily to capital expenditures associated with purchases of vehicles, software and medical equipment which was partially offset by lower computer depreciation as certain assets have become fully depreciated.

Interest income

Interest income was $24,505 for the three months ended March 31, 2012 compared to $28,530 for the same period in 2011. Reduced short-term interest rates partially offset by higher average cash balances during the three months ended March 31, 2012 account for the decreased interest income compared to the same period in 2011.

(Loss) on fair value of derivatives

During the three months ended March 31, 2012 and 2011, we recognized a realized loss of $267,407 and $651, respectively, related to warrants subject to derivative accounting treatment that were exercised and transferred to equity treatment. The realized loss is the difference between the fair value at the date of exercise and the fair value at the beginning of each year. In addition, during the three months ended March 31, 2012 and 2011, we recorded an unrealized loss of $37,917 and $129,093, respectively. The unrealized loss is the difference between the fair value of warrants remaining at the end of each period and the fair value of those same warrants at the beginning of the each year. The decrease of $91,176 was primarily the result of the decreased number of warrants subject to the derivative accounting treatment due to the exercise of all but 80,000 of the outstanding warrants partially offset by the increase in our stock price of $0.64 during the three months ended March 31, 2012, compared to a $0.22 stock price increase during the three months ended March 31, 2011.

During the three months ended March 31, 2012, 31,763 warrants subject to derivative accounting treatment were exercised generating $22,362 of cash receipts and warrants subject to derivative accounting treatment totaling 1,005,020 shares of common stock were exercised by cashless exercise resulting in the issue of 717,297 shares of common stock. As a result, a total of 749,060 shares of common stock were issued related to the exercise of warrants subject to derivative accounting treatment. The fair value of the exercised warrants transferred to equity was $2,337,270 which was estimated using the Black-Scholes option pricing model on each exercise date. As of March 31, 2012, we had outstanding warrants to purchase an aggregate of 80,000 shares of common stock that remain subject to derivative accounting. During the three months ended March 31, 2011, 6,667 warrants were exercised generating $16,667 of cash receipts.

The following table summarizes the change in fair value for the three months ended March 31:

	2012	2011
Fair value of warrants outstanding as of January 1	$2,162,536	$692,696
Fair value of exercised warrants transferred to equity	(2,337,270)	(5,097)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	267,407	651
Unrealized loss on warrants	37,917	129,093
Fair value of warrants outstanding as of March 31	$130,590	$817,343

See Note 4, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended March 31, 2012.

Income tax expense

Our effective tax rate was 47.2% and 42.7% during the three months ended March 31, 2012 and 2011, respectively, which differs from the expected tax rate of 40.0%, primarily due to permanent differences related to stock-based compensation and derivatives related to warrants. The change in our effective tax rate from prior periods is primarily due to higher permanent differences related to stock-based compensation and derivatives related to warrants. We recorded income tax expense of $119,000 and $293,000 for the three months ended March 31, 2012 and 2011, respectively.

Page - 16 -

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Cash as of March 31, 2012 and March 31, 2011 was $16,873,376 and $13,984,226, respectively. We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities

Cash flow from operations for the three months ended March 31, 2012 totaled $1,324,744, reflecting a net income of $133,517 plus $721,241 in adjustments for non-cash expenses such as amortization of intangible assets of $38,622, amortization of long-term customer agreement of $43,750, stock-based compensation of $140,812, restricted stock compensation of $77,559, change in fair value of warrants of $305,324, depreciation of $85,216, gain on the disposal of property of $24,042 and deferred income taxes of $54,000. Changes in working capital components provided $469,986, reflective of a decrease in prepaid expenses of $231,590 and increases in accrued expenses of $414,503, accounts payable of $1,586,698 and deferred revenue of $23,427, partially offset by an increase in accounts receivable of $926,643 and decreases in deposits of $62,517 and income taxes payable of $797,072. The increase in accounts payable was primarily due to the timing of vendor payments in relation to quarter end. The increase in accrued expenses resulted primarily from increases in accrued medical expenses, accrued malpractice litigation expenses and accruals for employee benefits which was partially offset by a decrease in accrued wages covering seven fewer days as compared to the accrual at December 31, 2011. The decrease in income taxes payable/receivable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable. The increase in accounts receivable resulted primarily from slower collection of receivables on certain existing medical service contracts resulting in an average 19.0 days sales outstanding as of March 31, 2012 as well as increased insurance carrier receivables related to malpractice litigation and was partially offset by decreased receivables for stop/loss reimbursements due to out-of-facility medical expenditures in excess of stop/loss limits. The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance. We prepaid our annual professional liability insurance policy premium in October 2011 and we expense the prepaid amounts ratably during the annual policy period of October through September. The increase in deposits resulted primarily from a bid deposit required for a request for proposal which will be refunded upon award of the contract. Deferred revenue reflects increased deferred expenses for out-of-facility patient care offset by lower prepayments for services to be performed in after March 31, 2012.

Cash flow from operations for the three months ended March 31, 2011 totaled $846,728, reflecting net income of $393,898 plus $485,794 in adjustments for non-cash expenses such as amortization of intangible assets of $97,667, amortization of long-term customer agreement of $43,750, stock-based compensation of $104,829, change in fair value of warrants of $129,744, depreciation of $74,804 and deferred income taxes of $35,000. Changes in working capital components used $32,964, reflecting a decrease in accounts payable of $343,340, accrued expenses of $200,076 and income taxes payable of $151,300 partially offset by a decrease in accounts receivable of $325,445, prepaid expenses of $240,353 and deposits of $25,201 in addition to an increase in deferred revenue of $70,753. The decrease in accounts payable was primarily due to the timing of vendor payments in relation to quarter end. The decrease in accrued expenses resulted primarily from a decrease in accrued wages covering eight fewer days as compared to the accrual at December 31, 2010 which was partially offset by increases in accrued medical expenses and accruals for employee benefits. The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable. The decrease in accounts receivable resulted primarily from faster collection of receivables on new medical service contracts added in 2010 which was partially offset by increased receivables for stop/loss reimbursements due to out-of-facility medical expenditures in excess of stop/loss limits related to new service contracts. The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance. We prepaid our annual professional liability insurance policy premium in October 2010 and we expense the prepaid amounts ratably during the annual policy period of October through September. The decrease in deposits resulted primarily from the return of a bid deposit required for a request for proposal. Deferred revenue increased primarily as a result of an increase in advance customer payments received prior to quarter end.

Cash Flows from Investing Activities

Cash flow from investing activities for the three months ended March 31, 2012 used $565,487. Purchases of property and equipment used $315,487 primarily for purchases of vehicles, computers, software and medical equipment. The purchase of the assets of a small correctional healthcare company used $250,000.

Page - 17 -

Cash flow used in investing activities for the three months ended March 31, 2011 used $149,258 for purchases of property and equipment primarily for purchases of vehicles, computers and medical equipment.

Cash Flows from Financing Activities

Cash flow from financing activities for the three months ended March 31, 2012 used $331,819. Proceeds from the exercise of stock options and warrants provided $83,543 and the financing of certain business insurance policies required payments of $415,362.

Cash flow from financing activities for the three months ended March 31, 2011 generated cash of $16,667 related to the proceeds from the exercise of warrants.

Loans

As of March 31, 2012, we had $416,740 outstanding on a short-term note payable pertaining to the financing of certain business insurance policies due in installments over the next three months.

Off Balance Sheet Arrangements

We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of March 31, 2012, we have seven performance bonds totaling $6,445,307 and three payment bonds for $3,958,020, totaling $10,403,327. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2012:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Notes payable	$419,280	$419,280	$—	$—	$—
Equipment leases	227,854	65,665	116,451	45,738	—
Automobile leases	145,094	62,422	82,672	—	—
Office Space leased	392,760	225,810	166,950	—	—
Total Contractual Cash Obligations	$1,184,988	$773,177	$366,073	$45,738	$—

Effects of Inflation

We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue

As of March 31, 2012, we have entered into 69 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the option of the county or municipality. The original terms of the contracts are from one to ten years. These medical and mental healthcare service contracts have potential future service contract revenue of $215 million as of March 31, 2012, with a weighted-average term of 4.2 years including option renewal periods, of which approximately $70 million relates to the initial contract period and approximately $145 million relates to the option renewal periods.

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

Page - 18 -

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          MINE SAFETY DISCLOSURES

No disclosure required pursuant to this Item.

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	Financial Statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)

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

May 14, 2012
	By	/s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

May 14, 2012
	By	/s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 21 -