Form 10-Q
period 2012-06-30
Conmed Healthcare Management, Inc.
filed 2012-08-14
CIK 943324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	August 14, 2012
Common Stock, $0.0001 par value per share	14,001,463

CONMED HEALTHCARE MANAGEMENT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
June 30, 2012 and December 31, 2011	1

Consolidated Statements of Income
For the three and six months ended June 30, 2012 and 2011	2

Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011	3

Consolidated Statements of Shareholders’ Equity
For the six months ended June 30, 2012	4

Notes to Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A. RISK FACTORS	25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. MINE SAFETY DISCLOSURES	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

SIGNATURES	26

i

PART 1. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,452,061	$16,445,938
Accounts receivable	3,452,734	3,069,622
Prepaid expenses	685,699	1,215,841
Taxes receivable	173,307	—
Deferred taxes	260,000	240,000
Total current assets	22,023,801	20,971,401

PROPERTY AND EQUIPMENT, NET	989,222	732,152

DEFERRED TAXES	956,000	1,085,000

OTHER ASSETS
Service contracts acquired, net	87,000	129,500
Non-compete agreements, net	148,001	106,222
Goodwill	6,349,705	6,263,705
Deposits	118,792	56,275
Total other assets	6,703,498	6,555,702
	$30,672,521	$29,344,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,322,899	$1,291,951
Accrued expenses	6,137,041	4,628,827
Taxes payable	—	532,780
Deferred revenue	441,575	600,895
Notes payable	—	832,102
Total current liabilities	7,901,515	7,886,555
DERIVATIVE FINANCIAL INSTRUMENTS	133,253	2,162,536

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 5,000,000 shares; zero shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 13,959,315 and 13,132,481 shares as of June 30, 2012 and December 31, 2011, respectively	1,396	1,313
Additional paid-in capital	40,458,919	37,609,607
Accumulated deficit	(17,822,562)	(18,315,756)
Total shareholders' equity	22,637,753	19,295,164
	$30,672,521	$29,344,255

See Notes to Unaudited Financial Statements

Page - 1 -

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Service contract revenue	$38,594,436	$32,967,885	$19,655,220	$16,656,792

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	21,678,278	18,750,281	10,702,623	9,454,312
Medical expenses	8,645,862	6,891,916	4,711,239	3,472,272
Other operating expenses	1,512,048	1,319,716	660,936	712,785
Total healthcare expenses	31,836,188	26,961,913	16,074,798	13,639,369

Gross profit	6,758,248	6,005,972	3,580,422	3,017,423

Selling and administrative expenses	5,240,802	4,858,807	2,724,067	2,830,841
Depreciation and amortization	262,811	332,526	138,973	160,055
Total operating expenses	5,503,613	5,191,333	2,863,040	2,990,896

Operating income	1,254,635	814,639	717,382	26,527

OTHER INCOME (EXPENSE)
Interest income	48,003	52,244	23,498	23,714
Interest (expense)	(6,457)	—	(2,540)	—
(Loss) on fair value of derivatives	(307,987)	(355,467)	(2,663)	(225,723)
Total other income (expense)	(266,441)	(303,223)	18,295	(202,009)

Income (loss) before income taxes	988,194	511,416	735,677	(175,482)
Income tax expense (benefit)	495,000	257,000	376,000	(36,000)
Net income (loss)	$493,194	$254,416	$359,677	$(139,482)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.04	$0.02	$0.03	$(0.01)
Diluted	$0.03	$0.02	$0.02	$(0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	13,776,231	12,890,680	13,930,194	12,941,704
Diluted	14,429,663	14,375,739	14,601,081	12,941,704

See Notes to Unaudited Financial Statements

Page - 2 -

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$493,194	$254,416
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	185,589	153,191
Amortization of service contracts and non-compete agreements	77,222	179,335
Amortization of long-term customer agreement	87,500	87,500
Restricted stock compensation	143,000	—
Stock-based compensation	285,581	211,332
Loss on fair value of derivatives	307,987	355,467
Gain on disposal of property and equipment	(24,042)	—
Deferred income taxes	109,000	70,000
Changes in working capital components
(Increase) in accounts receivable	(383,112)	(339,084)
Decrease in prepaid expenses	530,142	592,137
(Increase) decrease in deposits	(62,517)	201
Increase in accounts payable	30,948	736,345
Increase (decrease) in accrued expenses	1,508,214	(34,634)
(Decrease) in income taxes payable	(706,087)	(505,379)
(Decrease) in deferred revenue	(159,320)	(445,634)
Net cash provided by operating activities	2,423,299	1,315,193

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(418,617)	(221,323)
Business combination	(250,000)	—
Net cash (used in) investing activities	(668,617)	(221,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(832,102)	—
Proceeds from exercise of warrants and stock options	83,543	260,836
Net cash provided by (used in) financing activities	(748,559)	260,836

Net increase in cash and cash equivalents	1,006,123	1,354,706

CASH AND CASH EQUIVALENTS
Beginning	16,445,938	13,270,089
Ending	$17,452,061	$14,624,795
NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
Reclassification of warrants from derivative financial instruments to additional paid-in capital upon exercise, at fair value.	$2,337,270	$185,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	6,457	—
Income taxes paid	$1,092,088	$692,379

See Notes to Unaudited Financial Statements

Page - 3 -

CONMED HEALTHCARE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred	Common	Additional Paid-	Accumulated
	Stock	Stock	in Capital	Deficit	Total
Balance at December 31, 2011	$—	$1,313	$37,609,607	$(18,315,756)	$19,295,164
Net Income	—	—	—	493,194	493,194
Restricted stock expense	—	5	142,995	—	143,000
Stock option expense	—	—	285,581	—	285,581
Exercise of warrants and stock options	—	78	2,420,736	—	2,420,814
Balance at June 30, 2012	$—	$1,396	$40,458,919	$(17,822,562)	$22,637,753

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

Our interim results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for a full year.

NOTE 2.	Equity Compensation

The Board of Directors has adopted, and our stockholders have approved, the 2007 Stock Option Plan, as amended (the “2007 Plan”). On May 24, 2012, the 2007 Plan was amended to increase the total number of shares available from 3,100,000 to 4,100,000. The 2007 Plan provides for the grant of up to 4,100,000 incentive stock options, nonqualified stock options and restricted stock units. The 2007 Plan is administered by the independent members of the Board of Directors, which has the authority and discretion to determine: the persons to whom the options will be granted; when the options will be granted; the number of shares subject to each option; the price at which the shares subject to each option may be purchased; and when each option will become exercisable. The options generally vest over three to four years and expire no later than ten years from the date of grant.

During the six months ended June 30, 2012 and 2011, we recorded stock-based compensation expense totaling $285,581 and $211,332, respectively. During the six months ended June 30, 2012 and 2011, we recorded restricted stock compensation expense totaling $143,000 and $0, respectively.

During the three months ended June 30, 2012 and 2011, we recorded stock-based compensation expense totaling $144,769 and $106,503, respectively. During the three months ended June 30, 2012 and 2011, we recorded restricted stock compensation expense totaling $65,441 and $0, respectively.

During the six months ended June 30, 2012, options were granted to purchase 60,500 shares of common stock at an average exercise price of $3.58 per share and an average grant date fair value of $2.17 per share. During the six months ended June 30, 2012, 50,000 restricted stock units (“RSU”) were granted at an average grant date fair value of $2.86 per share which vested on May 24, 2012 and were exchanged for 50,000 shares of common stock on that date. Additionally, during the six months ended June 30, 2012, options to purchase 18,015 shares of common stock were forfeited, options to purchase 21,931 shares of common stock were cancelled and options to purchase 27,553 shares of common stock were exercised at an average exercise price of $2.22 per share. As of June 30, 2012, 1,164,570 shares remain available for grant under the 2007 Plan.

As of June 30, 2012, stock-based compensation expense not yet recognized in income totaled $1,368,333, which is expected to be recognized over a weighted-average remaining period of 2.86 years.

Page - 5 -

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

Consultant Warrants @ $1.85 per share

In connection with the purchase in 2008 of all of the assets of Emergency Medicine Documentation Consultants, P.C., a provider of medical services in northwest Oregon, we issued warrants to two consultants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.85 per share. The warrants vested immediately and expire February 28, 2013. These warrants were exercised on a net share basis on July 18, 2012.

Summary

The following table summarizes the warrant activity for the six months ended June 30, 2012:

	Investor	Investor		Consultant
	Warrants	Warrants	Placement	Warrants
	@$0.30	@$2.50	Agent	@$1.85
	per share	per share	Warrant	per share	Total
Exercise price	$0.30	$2.50	$2.75	$1.85	$1.85
Warrants outstanding as of December 31, 2011	773,000	254,333	15,750	80,000	1,123,083
Warrants exercised	773,000	254,333	15,750	—	1,043,083
Warrants outstanding as of June 30, 2012	—	—	—	80,000	80,000

The following table summarizes the warrant activity for the six months ended June 30, 2011:

	Investor	Investor		Consultant	Consultant
	Warrants	Warrants	Placement	Warrant @	Warrants
	@$0.30	@$2.50	Agent	$3.72 per	@$1.85per
	per share	per share	Warrant	share	share	Total
Exercise price	$0.30	$2.50	$2.75	$3.72	$1.85	$1.21
Warrants outstanding as of December 31, 2010	813,000	496,667	300,000	20,000	80,000	1,709,667
Warrants exercised	40,000	50,667	284,250	—	—	374,917
Warrants outstanding as of June 30, 2011	773,000	446,000	15,750	20,000	80,000	1,334,750

Page - 6 -

NOTE 4.	Fair Value of Warrants

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

Investor Warrants @ $0.30 per share

Black-Scholes assumptions	June 30, 2012	December 31, 2011
Expected life (years)	—	0.2
Expected volatility	—	84.15%
Risk-free interest rate	—	0.1%
Expected dividend yield	—	0.0%

Investor Warrants @ $2.50 per share

Black-Scholes assumptions	June 30, 2012	December 31, 2011
Expected life (years)	—	0.2
Expected volatility	—	84.15%
Risk-free interest rate	—	0.1%
Expected dividend yield	—	0.0%

Placement Warrant @ $2.75 per share

Black-Scholes assumptions	June 30, 2012	December 31, 2011
Expected life (years)	—	0.1
Expected volatility	—	26.83%
Risk-free interest rate	—	0.1%
Expected dividend yield	—	0.0%

Consultant Warrants @ $1.85 per share

Black-Scholes assumptions	June 30, 2012	December 31, 2011
Expected life (years)	0.7	1.2
Expected volatility	48.64%	58.65%
Risk-free interest rate	0.2%	0.1%
Expected dividend yield	0.0%	0.0%

Page - 7 -

The following tables summarize the warrant activity subject to fair value accounting for the six months ended June 30, 2012:

			Placement
	Investor	Investor	Agent	Consultant
	Warrants @	Warrants @	Warrants @	Warrants @
	$0.30 per	$2.50 per	$2.75 per	$1.85 per
	share	share	share	share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2011	773,000	254,333	9,450	80,000	1,116,783
Warrants exercised	773,000	254,333	9,450	—	1,036,783
Warrants outstanding subject to fair value accounting as of June 30, 2012	—	—	—	80,000	80,000

			Placement
	Investor	Investor	Agent	Consultant
	Warrants @	Warrants @	Warrants @	Warrants @
	$0.30 per	$2.50 per	$2.75 per	$1.85 per
	share	share	share	share	Total
Fair value of warrants outstanding as of December 31, 2011	$1,924,826	$144,090	$947	$92,673	$2,162,536
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	219,847	47,532	28	—	267,407
Unrealized loss on warrants	—	—	—	40,580	40,580
Fair value of exercised warrants transferred to equity	(2,144,673)	(191,622)	(975)	—	(2,337,270)
Fair value of warrants outstanding as of June 30, 2012	$—	$—	$—	$133,253	$133,253

The following tables summarize the warrant activity subject to fair value accounting for the six months ended June 30, 2011:

	Investor	Investor
	Warrants @	Warrants @
	$0.30 per	$2.50 per
	share	share	Total
Warrants outstanding subject to fair value accounting as of December 31, 2010	131,430	496,667	628,097
Warrants exercised	40,000	50,667	90,667
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2011	91,430	446,000	537,430

Page - 8 -

	Investor	Investor
	Warrants @	Warrants @
	$0.30 per	$2.50 per
	share	share	Total
Fair value of warrants outstanding as of December 31, 2010	$361,537	$331,159	$692,696
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	20,382	21,707	42,089
Unrealized loss on warrants	54,812	258,566	313,378
Fair value of exercised warrants transferred to equity	(130,414)	(55,491)	(185,905)
Fair value of warrants outstanding as of June 30, 2011	$306,317	$555,941	$862,258

The following tables summarize the warrant activity subject to fair value accounting for the three months ended June 30, 2012:

Placement
	Investor	Investor	Agent	Consultant
	Warrants @	Warrants @	Warrants @	Warrants @
	$0.30 per	$2.50 per	$2.75 per	$1.85 per
	share	share	share	share	Total
Warrants outstanding subject to fair value accounting as of March 31, 2012	—	—	—	80,000	80,000
Warrants exercised	—	—	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2012	—	—	—	80,000	80,000

			Placement
	Investor	Investor	Agent	Consultant
	Warrants @	Warrants @	Warrants @	Warrants @
	$0.30 per	$2.50 per	$2.75 per	$1.85 per
	share	share	share	share	Total
Fair value of warrants outstanding as of March 31, 2012	$—	$—	$—	$130,590	$130,590
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	—	—	—	—	—
Unrealized loss on warrants	—	—	—	2,663	2,663
Fair value of exercised warrants transferred to equity	—	—	—	—	—
Fair value of warrants outstanding as of June 30, 2012	$—	$—	$—	$133,253	$133,253

Page - 9 -

The following tables summarize the warrant activity subject to fair value accounting for the three months ended June 30, 2011:

	Investor	Investor
	Warrants @	Warrants @
	$0.30 per	$2.50 per
	share	share	Total
Warrants outstanding subject to fair value accounting as of March 31, 2011	131,430	490,000	621,430
Warrants exercised	40,000	44,000	84,000
Warrants amended	—	—	—
Warrants outstanding subject to fair value accounting as of June 30, 2011	91,430	446,000	537,430

	Investor	Investor
	Warrants @	Warrants @
	$0.30 per	$2.50 per
	share	share	Total
Fair value of warrants outstanding as of March 31, 2011	$390,423	$426,920	$817,343
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	20,382	21,056	41,438
Unrealized loss on warrants	25,926	158,359	184,285
Fair value of exercised warrants transferred to equity	(130,414)	(50,394)	(180,808)
Fair value of warrants outstanding as of June 30, 2011	$306,317	$555,941	$862,258

As of June 30, 2012, we had outstanding warrants to purchase an aggregate of 80,000 shares of common stock, all of which were subject to derivative accounting for warrants, at an average exercise price of $1.85, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

NOTE 5.	Fair Value Measurements

The Company is required to disclose the fair value measurements required by the fair value measurement guidance. The derivative financial instruments recorded at fair value in the balance sheets as of June 30, 2012 and December 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following tables summarize the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

Page - 10 -

As of June 30, 2012
		Quoted prices in		Significant
		active markets for	Significant other	Unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$133,253	$—	$—	$133,253

As of December 31, 2011
		Quoted prices in		Significant
		active markets for	Significant other	Unobservable
		identical assets	observable inputs	nputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$2,162,536	$—	$—	$2,162,536

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

During the six months ended June 30, 2012, certain warrants were exercised and, as a result, the fair value of $2,337,270 was transferred from a liability and into equity and we recognized a $267,407 realized loss related to the exercise of these warrants. We also recognized a $40,580 unrealized loss related to the change in fair value of the warrants outstanding at June 30, 2012.

During the six months ended June 30, 2011, certain warrants were exercised and, as a result, the fair value of $185,905 was transferred from a liability and into equity and we recognized a $42,089 realized loss related to the exercise of these warrants. We also recognized a $313,378 unrealized loss related to the change in fair value of the warrants outstanding at June 30, 2011.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six months ended June 30:

	2012	2011
Fair value of warrants outstanding as of January 1	$2,162,536	$692,696
Fair value of exercised warrants transferred to equity	(2,337,270)	(185,905)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	267,407	42,089
Unrealized loss on warrants	40,580	313,378
Fair value of warrants outstanding as of June 30	$133,253	$862,258

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

Page - 11 -

NOTE 6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator for basic and diluted earnings per share:
Net income (loss)	$493,194	$254,416	$359,677	$(139,482)

Denominator:
Weighted-average basic shares outstanding	13,776,231	12,890,680	13,930,194	12,941,704
Assumed conversion of dilutive securities
Stock options	587,643	589,440	612,355	—
Restricted stock	30,795	—	22,580	—
Warrants	34,994	895,619	35,952	—
Potentially dilutive common shares	653,432	1,485,059	670,887	—

Denominator for diluted earnings per share – Adjusted weighted average shares	14,429,663	14,375,739	14,601,081	12,941,704

Earnings (loss) per common share:
Basic	$0.04	$0.02	$0.03	$(0.01)
Diluted	$0.03	$0.02	$0.02	$(0.01)

Common stock warrants and options outstanding totaling 1,031,970 and 645,000 shares, respectively, are not included in diluted earnings per common share for the six months ended June 30, 2012 and 2011, respectively, as they would have an antidilutive effect on earnings per common share.

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

The amounts accrued for contingencies deemed probable are included in accrued expenses and total $115,000 and $0 as of June 30, 2012 and December 31, 2011, respectively. The amounts recorded for insurance recoveries are included in accounts receivable and total $65,000 and $0 as of June 30, 2012 and December 31, 2011, respectively.

Page - 12 -

NOTE 8.	Income Tax Matters

Our effective tax rate was 50.1% and 50.2% during the six months ended June 30, 2012 and 2011, respectively, which differs from the expected tax rate of 40.0%, primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses. The change in our effective tax rate from prior periods is primarily due to permanent differences related to higher stock-based compensation and non-deductible Merger-related expenses and lower losses on derivatives related to warrants. We recorded income tax expense of $495,000 and $257,000 for the six months ended June 30, 2012 and 2011, respectively. We recorded income tax expense of $376,000 and an income tax benefit of $36,000 for the three months ended June 30, 2012 and 2011, respectively.

NOTE 9.	Subsequent Event

On July 16, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Correct Care Solutions, LLC, a Kansas limited liability company (“Parent”), and Hanover Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on July 30, 2012, Purchaser commenced a tender offer (the “Offer”) to purchase all the issued and outstanding shares (the “Shares”) of the Company’s common stock, par value $.0001 per share, at a purchase price of $3.95 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes (the “Offer Price”). Pursuant to the Merger Agreement, following the closing of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned direct subsidiary of Parent. In the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than (i) Shares owned by Parent, Purchaser or any other direct or indirect wholly-owned subsidiary of Parent (including as a result of an exercise of the Top-Up Option (as defined in the Merger Agreement) by Purchaser) and Shares owned by the Company or any direct or indirect wholly-owned subsidiary of the Company, and in each case not held on behalf of third parties, and (ii) Shares owned by stockholders who validly exercise appraisal rights under Delaware law with respect to such Shares, will be automatically canceled and converted into the right to receive the Offer Price, without interest thereon and less any applicable withholding taxes. Pursuant to the Merger Agreement, each outstanding option to purchase Shares will become fully vested and exercisable immediately prior to, and then shall be cancelled at, the Effective Time, with each holder thereof receiving an amount in cash equal to the excess, if any, of the Offer Price over the exercise price thereof multiplied by the number of Shares subject to such option.

Consummation of the Offer is subject to several customary closing conditions, including that there shall have been validly tendered and not withdrawn that number of Shares which, when added to the Shares already owned by Parent or any of its subsidiaries, would represent at least 90% of the outstanding Shares at such time.

Page - 13 -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this section and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements regarding the business, operations and financial condition of Conmed Healthcare Management, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We caution you not to place undue reliance on these forward-looking statements. Such forward-looking statements relate only to events as of the date on which the statements are made. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control) including, without limitation, the Company’s ability to increase revenue and to continue to obtain new contracts; contract renewals and extensions; the incurrence of start-up costs associated with new contracts; inflation exceeding the Company’s projection of the inflation rate of cost of services under multi-year contracts; the ability to obtain bonds; decreases in occupancy levels or disturbances at detention centers; malpractice litigation; the ability to utilize third party administrators for out -of- facility care; compliance with laws and government regulations, including those relating to healthcare; investigation and auditing of our contracts by government agencies; competition; termination of contracts due to lack of government appropriations; material adverse changes in economic and industry conditions in the healthcare market; negative publicity regarding the provision of correctional healthcare services; dependence on key personnel and the ability to hire skilled personnel; influences of certain stockholders; increases in healthcare costs; insurance; completion and integration of future acquisitions; public company obligations; limited liability of directors and officers; the Company’s ability to meet the NYSE Amex continued listing standards; stock price volatility; and uncertainties related to the acquisition of the Company by Correct Care Solutions, LLC, including the timing of the tender offer and merger, how many of our stockholders will tender their stock in the offer, the possibility that competing offers will be made, the possibility that various closing conditions for the tender offer or merger may not be satisfied or waived, the effects of disruption from the tender offer or merger making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities, unexpected costs or expenses resulting from the tender offer or merger, litigation or adverse judgments relating to the tender offer or merger, unexpected costs or expenses resulting from the tender offer or merger, other risks relating to the tender offer or merger and any changes in general economic and/or industry-specific conditions. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public statements and press releases. More detailed information about us and the risk factors that may affect the realization of forward-looking statements is set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 2, 2012. Investors and security holders are urged to read this document free of charge on the SEC’s web site at www.sec.gov.

General

We provide healthcare services to county and municipal detention centers across the United States. As a result of the Supreme Court decision in Estelle v. Gamble (1976), all individuals held against their will are required to be provided with community standard healthcare. Under this requirement, correctional institutions are required to provide healthcare services for their inmates. We are a specialist in the provision of these services, having provided correctional healthcare services since 1984. We began providing correctional healthcare services in the State of Maryland, and currently serve county and municipal correctional facilities in forty-seven counties in ten states: Arizona, Kansas, Kentucky, Maryland, New Jersey, Oregon, Tennessee, Texas, Virginia and Washington. Our services have expanded to include mental health, pharmacy and out-of-facility healthcare services.

Page - 14 -

Recent Development

On July 16, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Correct Care Solutions, LLC, a Kansas limited liability company (“Parent”), and Hanover Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on July 30, 2012, Purchaser commenced a tender offer (the “Offer”) to purchase all the issued and outstanding shares (the “Shares”) of the Company’s common stock, par value $.0001 per share, at a purchase price of $3.95 per Share, net to the seller in cash, without interest thereon and less any applicable withholding taxes. Pursuant to the Merger Agreement, following the closing of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly-owned direct subsidiary of Parent. See Note 9, “Subsequent Event”, for additional information.

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

Page - 15 -

Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

The following discussion of financial results is derived from unaudited financial statements for the three months ended June 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$19,655,220	100.0%	$16,656,792	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	10,702,623	54.5%	9,454,312	56.8%
Medical expenses	4,711,239	24.0%	3,472,272	20.8%
Other operating expenses	660,936	3.4%	712,785	4.3%
Total healthcare expenses	16,074,798	81.8%	13,639,369	81.9%

Gross profit	3,580,422	18.2%	3,017,423	18.1%

OPERATING EXPENSES:
Selling and administrative expenses	2,724,067	13.9%	2,830,841	17.0%
Depreciation and amortization	138,973	0.7%	160,055	1.0%
Total operating expenses	2,863,040	14.6%	2,990,896	18.0%

Operating income	717,382	3.6%	26,527	0.2%

OTHER INCOME (EXPENSE)
Interest income	23,498	0.1%	23,714	0.1%
Interest (expense)	(2,540)	(0.0)%	—	0.0%
(Loss) on fair value of derivatives	(2,663)	(0.0)%	(225,723)	(1.4)%
Total other income (expense)	18,295	0.1%	(202,009)	(1.2)%

Income (loss) before income taxes	735,677	3.7%	(175,482)	(1.1)%

Income tax expense (benefit)	376,000	1.9%	(36,000)	(0.2)%

Net income (loss)	$359,677	1.8%	$(139,482)	(0.8)%

Summary

Net revenue from medical services provided primarily to correctional institutions for the three months ended June 30, 2012 and 2011, was $19,655,220 and $16,656,792, respectively, which represents an increase of $2,998,429 or 18.0%. Net income was $359,677, or 1.8% of revenue, compared to a net loss of $139,482, or 0.8% of revenue, for the three months ended June 30, 2012 and 2011, respectively, which represented an increase in net income of $499,159.

Page - 16 -

Revenue

The addition of service contracts signed with new jurisdictions since April 1, 2011 accounted for $2,477,028 or 81.6% of the increase in revenue for the three months ended June 30, 2012 compared to the same period for the prior year. These jurisdictions are as follows: Galveston County, TX; Gray County, TX; Marion County, KY; Ocean County, NJ; Oldham County, TX; Newport News, VA; Randall County, TX; and Worcester County, MD. Revenue improvement totaling $182,828, or 6.1% of the increase over the prior year period, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to April 1, 2011. Price increases related to existing service requirements accounted for $259,947, or 8.7% of the increase compared to the prior year period. The remainder of revenue improvement, $108,625 or 3.6% of the increase, was the result of other volume related activities, primarily associated with an increase in stop/loss reimbursements due to higher out of facility medical expenditures in excess of stop/loss limits which are billed back to the client and was partially offset by revenue declines related to business decisions to exit specific less profitable markets.

Healthcare Expenses

Salaries and employee benefits

Salaries and employee benefits for healthcare employees were $10,702,623, or 54.5% of revenue, for the three months ended June 30, 2012, compared to $9,454,312, or 56.8% of revenue, for the three months ended June 30, 2011, an increase of $1,248,311, or 13.2%, due primarily to the addition of healthcare employees servicing the new medical service contracts. Approximately $1,412,121, or 113.1%, of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Partially offsetting the increase related to new service contracts was a decrease in salaries and benefits at existing facilities of $163,810, or 13.1%, primarily related to a decline in cost related to the self insured employee health benefit programs.

Medical expenses

Medical expenses for the three months ended June 30, 2012 and 2011 were $4,711,239, or 24.0% of revenue, and $3,472,272, or 20.8% of revenue, respectively, which represented an increase of $1,238,967, or 35.7%. Approximately 53.6% of the increase in spending for medical expenses in absolute dollars is related to medical services for new contracts both in- and out-of-facility as well as pharmacy services. The remainder of the increase is related to increases in medical expenses at existing facilities in which we were providing services prior to April 1, 2011. Out-of-facility expenses increased by approximately 66.5% at existing facilities and were primarily due to inpatient hospitalization expenses at Baltimore, Virginia Beach, and Loudoun counties. Pharmacy expenses at existing facilities increased by 3.7% and the increase was partially offset by favorable price negotiations with certain pharmacy vendors. In-facility medical expenses increased by approximately 12.5% at existing facilities.

Other operating expenses

Other operating expenses were $660,936, or 3.4% of revenue, for the three months ended June 30, 2012, compared to $712,785, or 4.3% of revenue, for the three months ended June 30, 2011. The decrease of $51,849 in spending is primarily related to a $24,665 decrease in legal fees, a $36,430 decrease in professional liability insurance and an $8,630 decrease in office supplies partially offset by a $7,745 increase in equipment rental and a $7,295 increase in information systems expense.

Gross Profit

Gross profit increased to $3,580,422 for the three months ended June 30, 2012 compared to $3,017,423 for the three months ended June 30, 2011, primarily reflecting the increased revenue related to the new medical service contracts. Gross margin as a percentage of revenue increased to 18.2% for the three months ended June 30, 2012 from 18.1% for the three months ended June 30, 2011. Gross profit for the three months ended June 30, 2012 at existing contracts in which we were providing services prior to April 1, 2011 was 19.3%. Gross profit for the three months ended June 30, 2012 for new contracts added since April 1, 2011 was 10.4%.

Operating Expenses

Selling and administrative expenses

Selling and administrative expenses for the three months ended June 30, 2012 and 2011 were $2,724,067, or 13.9% of revenue, and $2,830,841, or 17.0% of revenue, respectively. The decreased expenditure of $106,774 primarily results from a $320,455 decrease in business taxes related to a non-recurring sales tax accrual and a $90,549 decrease in Merger-related expense from the prior year’s quarter. Partially offsetting the above was increased investment in additional management and administrative personnel required to support new contracts and services added since April 1, 2011 coupled with a $20,250 increase in business development fees and an $18,792 increase in meeting expense. Stock-based compensation for the three months ended June 30, 2012 and 2011 was $144,769 and $106,503, respectively. Restricted stock compensation for the three months ended June 30, 2012 and 2011 was $65,441 and $0, respectively.

Page - 17 -

Depreciation and amortization

Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $20,600, or 0.1% of revenue, for the three months ended June 30, 2012, compared to $57,000, or 0.3% of revenue, for the three months ended June 30, 2011. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized. Amortization of non-compete agreements was $18,000, or 0.1% of revenue, for the three months ended June 30, 2012, compared to $24,667, or 0.1% of revenue, for the three months ended June 30, 2011. Depreciation expense increased to $100,373 for the three months ended June 30, 2012 compared to $78,388 for the prior year period due primarily to capital expenditures associated with purchases of computers and software related to electronic medical records systems and medical equipment.

Interest income

Interest income was $23,498 for the three months ended June 30, 2012 compared to $23,714 for the same period in 2011. Reduced short-term interest rates partially offset by higher average cash balances during the three months ended June 30, 2012 account for the decreased interest income compared to the same period in 2011.

(Loss) on fair value of derivatives

During the three months ended June 30, 2012 and 2011, we recognized a realized loss of $0 and $41,438, respectively, related to warrants subject to derivative accounting treatment that were exercised and transferred to equity treatment. The realized loss is the difference between the fair value at the date of exercise and the fair value at the beginning of each year. In addition, during the three months ended June 30, 2012 and 2011, we recorded an unrealized loss of $2,663 and $184,285, respectively. The unrealized loss is the difference between the fair value of warrants remaining at the end of each period and the fair value of those same warrants at the beginning of the each year. The decrease of $181,622 was primarily the result of the decreased number of warrants subject to the derivative accounting treatment due to the exercise of all but 80,000 of the outstanding warrants and by the smaller increase in our stock price of $0.06 during the three months ended June 30, 2012, compared to a $0.38 stock price increase during the three months ended June 30, 2011.

During the three months ended June 30, 2012, no warrants subject to derivative accounting treatment were exercised. As of June 30, 2012, we had outstanding warrants to purchase an aggregate of 80,000 shares of common stock that remain subject to derivative accounting. During the three months ended June 30, 2011, warrants to purchase 30,667 shares of common stock were exercised generating $76,668 of net proceeds and warrants to purchase 53,333 shares of common stock were exercised by cashless exercise and as a result, a total of 41,081 shares of common stock were issued.

The following table summarizes the change in fair value for the three months ended June 30:

	2012	2011
Fair value of warrants outstanding as of March 31	$130,590	$817,343
Fair value of exercised warrants transferred to equity	—	(180,808)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	—	41,438
Unrealized loss on warrants	2,663	184,285
Fair value of warrants outstanding as of June 30	$133,253	$862,258

See Note 4, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the three months ended June 30, 2012.

Income tax expense

Our effective tax rate was 51.1% and 50.2% during the three months ended June 30, 2012 and 2011, respectively, which differs from the expected tax rate of 40.0%, primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses. The change in our effective tax rate from prior periods is primarily due to permanent differences related to higher stock-based compensation and non-deductible Merger-related expenses and lower losses on derivatives related to warrants. We recorded income tax expense of $376,000 and an income tax benefit of $36,000 for the three months ended June 30, 2012 and 2011, respectively.

Page - 18 -

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

The following discussion of financial results is derived from unaudited financial statements for the six months ended June 30, 2012 and 2011.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
Service contract revenue	$38,594,436	100.0%	$32,967,885	100.0%

HEALTHCARE EXPENSES:
Salaries, wages and employee benefits	21,678,278	56.2%	18,750,281	56.9%
Medical expenses	8,645,862	22.4%	6,891,916	20.9%
Other operating expenses	1,512,048	3.9%	1,319,716	4.0%
Total healthcare expenses	31,836,188	82.5%	26,961,913	81.8%

Gross profit	6,758,248	17.5%	6,005,972	18.2%

OPERATING EXPENSES:
Selling and administrative expenses	5,240,802	13.6%	4,858,807	14.7%
Depreciation and amortization	262,811	0.7%	332,526	1.0%
Total operating expenses	5,503,613	14.3%	5,191,333	15.7%

Operating income	1,254,635	3.3%	814,639	2.5%

OTHER INCOME (EXPENSE)
Interest income	48,003	0.1%	52,244	0.2%
Interest (expense)	(6,457)	(0.0)%	—	0.0%
(Loss) on fair value of derivatives	(307,987)	(0.8)%	(355,467)	(1.1)%
Total other income (expense)	(266,441)	(0.7)%	(303,223)	(0.9)%

Income before income taxes	988,194	2.6%	511,416	1.6%

Income tax expense	495,000	1.3%	257,000	0.8%

Net income	$493,194	1.3%	$254,416	0.8%

Summary

Net revenue from medical services provided primarily to correctional institutions for the six months ended June 30, 2012 and 2011, was $38,594,436 and $32,967,885, respectively, which represents an increase of $5,626,551 or 17.1%. Net income was $493,194, or 1.3% of revenue, compared to net income of $254,416, or 0.8% of revenue, for the six months ended June 30, 2012 and 2011, respectively, which represented an increase in net income of $238,778.

Page - 19 -

Revenue

The addition of service contracts signed with new jurisdictions since January 1, 2011 accounted for $4,915,056 or 87.4% of the increase in revenue for the six months ended June 30, 2012 compared to the same period for the prior year. These jurisdictions are as follows: Alexandria, VA; Galveston County, TX; Gray County, TX; Haywood County, TN; Marion County, KY; Ocean County, NJ; Oldham County, TX; Newport News, VA; Randall County, TX; and Worcester County, MD. Revenue improvement totaling $270,975, or 4.6% of the increase over the prior year period, resulted primarily from expansion of the services provided under a number of our existing contracts in which we were providing services prior to January 1, 2011. Price increases related to existing service requirements accounted for $544,780, or 9.7% of the increase compared to the prior year period. Also, partially offsetting the revenue increases above were decreases in other volume related activities totaling $104,260 primarily associated with revenue declines related to business decisions to exit specific less profitable markets, which were partially offset by an increase in revenue associated with higher inmate populations at certain facilities.

Healthcare Expenses

Salaries and employee benefits

Salaries and employee benefits for healthcare employees were $21,678,278, or 56.2% of revenue, for the six months ended June 30, 2012, compared to $18,750,281, or 56.9% of revenue, for the six months ended June 30, 2011. The increase in spending for salaries and employee benefits of $2,927,997, or 15.6%, is due primarily to the addition of new healthcare employees resulting from new business. Approximately 97.3% of the increase is related to new healthcare employees required to support the staffing requirements for our new medical service contracts as detailed above. Additional services related to previously existing medical service contracts, as well as cost-of-living and wage and benefit adjustments for existing employees accounted for the remainder of the increase.

Medical expenses

Medical expenses for the six months ended June 30, 2012 and 2011 were $8,645,862, or 22.4% of revenue, and $6,891,916, or 20.9% of revenue, respectively, which represented an increase of $1,753,946, or 25.4%. Approximately 60.5% of the increase in spending for medical expenses in absolute dollars primarily reflects increases related to medical services for new contracts both in- and out-of-facility as well as pharmacy services. The remainder of the increase is related to increases in medical expenses at existing facilities in which we were providing services prior to January 1, 2011. Out-of-facility expenses increased by approximately 19.4% at existing facilities, primarily due to inpatient hospitalization expenses at Baltimore, Harford, and Loudoun counties. Pharmacy expenses at existing facilities increased by 19.4% and in-facility expenses increased by 8.7%.

Other operating expenses

Other operating expenses were $1,512,048, or 3.9% of revenue, for the six months ended June 30, 2012, compared to $1,319,716, or 4.0% of revenue, for the six months ended June 30, 2011. The increase of $192,332 in spending is primarily related to a $112,233 increase in legal fees, a $68,078 increase in travel expenses and a $33,399 increase in information systems expenses partially offset by a $56,198 reduction in professional liability insurance and a $14,983 reduction in education expenses.

Gross Profit

Gross profit increased to $6,758,248 for the six months ended June 30, 2012 compared to $6,005,972 for the six months ended June 30, 2011, reflecting the higher volume. However, gross margin as a percentage of revenue declined to 17.5% for the six months ended June 30, 2012 from 18.2% for the six months ended June 30, 2011 due to lower initial margins associated with the new contract wins. Gross profit for the six months ended June 30, 2012 at existing contracts in which we were providing services prior to January 1, 2011 was 19.6%. Gross profit for the six months ended June 30, 2012 for new contracts added since January 1, 2011 was 10.8%.

Operating Expenses

Selling and administrative expenses

Selling and administrative expenses for the six months ended June 30, 2012 and 2011 were $5,240,802, or 13.6% of revenue, and $4,858,807, or 14.7% of revenue, respectively. The increased expenditure of $381,995 primarily reflects an increased investment in additional management and administrative personnel required to support new contracts and services added since January 1, 2011 coupled with a $51,696 increase in board expenses, and a $27,575 increase in business development fees which were partially offset by a $278,977 reduction in business taxes which were due to a non-recurring sales tax accrual from the prior year’s period, a $51,795 decrease in Merger-related expense, a $49,142 decrease in legal fees, and a $33,059 reduction in travel expenses. Stock-based compensation for the six months ended June 30, 2012 and 2011 was $285,581 and $211,332, respectively. Restricted stock compensation for the six months ended June 30, 2012 and 2011 was $143,000 and $0, respectively.

Page - 20 -

Depreciation and amortization

Depreciation and amortization primarily reflects the amortization of intangible assets related to the acquisition of Conmed, Inc. in January 2007 and the acquisition of Correctional Mental Health Services, LLC (“CMHS”) in November 2008. Amortization of service contracts acquired was $39,000, or 0.1% of revenue, for the six months ended June 30, 2012, compared to $118,000, or 0.4% of revenue, for the six months ended June 30, 2011. The decrease primarily reflects a decrease in amortization expense as certain individual service contracts acquired have become fully amortized. Amortization of non-compete agreements was $38,222, or 0.1% of revenue, for the six months ended June 30, 2012, compared to $61,335, or 0.2% of revenue, for the six months ended June 30, 2011. Depreciation expense increased to $185,589 for the six months ended June 30, 2012 compared to $153,191 for the prior year period due primarily to capital expenditures associated with purchases of vehicles, computers and software related to electronic medical records systems and medical equipment.

Interest income

Interest income was $48,003 for the six months ended June 30, 2012 compared to $52,244 for the same period in 2011. Reduced short-term interest rates partially offset by higher average cash balances during the six months ended June 30, 2012 account for the decreased interest income compared to the same period in 2011.

(Loss) on fair value of derivatives

During the six months ended June 30, 2012 and 2011, we recognized a realized loss of $267,407 and $42,089, respectively, related to warrants subject to derivative accounting treatment that were exercised and transferred to equity treatment. The realized loss is the difference between the fair value at the date of exercise and the fair value at the beginning of each year. In addition, during the six months ended June 30, 2012 and 2011, we recorded an unrealized loss of $40,580 and $313,378, respectively. The unrealized loss is the difference between the fair value of warrants remaining at the end of each period and the fair value of those same warrants at the beginning of the each year. The decrease of $272,798 was primarily the result of the decreased number of warrants subject to the derivative accounting treatment due to the exercise of all but 80,000 of the outstanding warrants partially offset by the increase in our stock price of $0.70 during the six months ended June 30, 2012, compared to a $0.60 stock price increase during the six months ended June 30, 2011.

During the six months ended June 30, 2012, 31,763 warrants subject to derivative accounting treatment were exercised generating $22,362 of cash receipts and warrants subject to derivative accounting treatment totaling 1,005,020 shares of common stock were exercised by cashless exercise resulting in the issue of 717,297 shares of common stock. As a result, a total of 749,060 shares of common stock were issued related to the exercise of warrants subject to derivative accounting treatment. The fair value of the exercised warrants transferred to equity was $2,337,270 which was estimated using the Black-Scholes option pricing model on each exercise date. As of June 30, 2012, we had outstanding warrants to purchase an aggregate of 80,000 shares of common stock that remain subject to derivative accounting.

During the six months ended June 30, 2011, 37,334 warrants subject to derivative accounting treatment were exercised generating $93,335 of cash receipts and warrants subject to derivative accounting treatment totaling 53,333 shares of common stock were exercised by cashless exercise resulting in the issue of 41,081 shares of common stock. As a result, a total of 78,415 shares of common stock were issued related to the exercise of warrants subject to derivative accounting treatment.

The following table summarizes the change in fair value for the six months ended June 30:

	2012	2011
Fair value of warrants outstanding as of January 1	$2,162,536	$692,696
Fair value of exercised warrants transferred to equity	(2,337,270)	(185,905)
Realized loss on warrants exercised or reclassified to equity treatment upon amendment	267,407	42,089
Unrealized loss on warrants	40,580	313,378
Fair value of warrants outstanding as of June 30	$133,253	$862,258

See Note 4, “Fair Value of Warrants”, for additional information on the warrant activity subject to fair value accounting for the six months ended June 30, 2012.

Page - 21 -

Income tax expense

Our effective tax rate was 50.1% and 50.2% during the six months ended June 30, 2012 and 2011, respectively, which differs from the expected tax rate of 40.0%, primarily due to permanent differences related to stock-based compensation, derivatives related to warrants and Merger-related expenses. The change in our effective tax rate from prior periods is primarily due to permanent differences related to higher stock-based compensation and non-deductible Merger-related expenses and lower losses on derivatives related to warrants. We recorded income tax expense of $495,000 and $257,000 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Financing is generally provided by funds generated from our operating activities.

Cash Flow for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Cash as of June 30, 2012 and June 30, 2011 was $17,452,061 and $14,624,795, respectively. We believe that our existing cash balances and anticipated cash flows from future operations will be sufficient to meet our normal operating requirements and liquidity needs for at least the next twelve months.

Cash Flows from Operating Activities

Cash flow from operations for the six months ended June 30, 2012 totaled $2,423,299, reflecting a net income of $493,194 plus $1,171,837 in adjustments for non-cash expenses such as amortization of intangible assets of $77,222, amortization of long-term customer agreement of $87,500, stock-based compensation of $285,581, restricted stock compensation of $143,000, change in fair value of warrants of $307,987, depreciation of $185,589, gain on the disposal of property of $24,042 and deferred income taxes of $109,000. Changes in working capital components provided $758,268, reflective of a decrease in prepaid expenses of $530,142 and increases in accrued expenses of $1,508,214 and accounts payable of $30,948, partially offset by an increase in accounts receivable of $383,112 and deposits of $62,517 as well as decreases in deferred revenue of $159,320 and income taxes payable of $706,087. The increase in accounts payable was primarily due to the timing of vendor payments in relation to quarter end. The increase in accrued expenses resulted primarily from increases in accrued medical expenses, accrued malpractice litigation expenses and accruals for employee benefits which was partially offset by a decrease in accrued bonus expense due to the payment of annual corporate bonuses in April 2012. The decrease in income taxes payable resulted primarily from the payment of scheduled estimated taxes partially offset by accruals of estimated taxes payable. The increase in accounts receivable resulted primarily from slower collection of receivables on certain existing medical service contracts resulting in an average 16.3 days sales outstanding as of June 30, 2012 compared to an average 15.5 days sales outstanding as of December 31, 2011. The decrease in prepaid expenses resulted primarily from a reduction in prepaid professional liability insurance. We prepaid our annual professional liability insurance policy premium in October 2011 and we expense the prepaid amounts ratably during the annual policy period of October through September. The increase in deposits resulted primarily from a bid deposit required for a request for proposal which will be refunded after award of the contract. Deferred revenue decreased primarily as a result of a reduction in advance customer payments due to their fiscal year ending June 30, 2012 which prohibits them from making advance payments for services pertaining to the next fiscal year.

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

Page - 22 -

Cash Flows from Investing Activities

Cash flow from investing activities for the six months ended June 30, 2012 used $668,617. Purchases of property and equipment used $418,617 primarily for purchases of vehicles, furniture related to the expansion of the corporate office, computers, software and medical equipment. The purchase of the assets of a small correctional healthcare company used $250,000.

Cash flow used in investing activities for the six months ended June 30, 2011 used $221,323 for purchases of property and equipment primarily for purchases of vehicles, computers, software and medical equipment.

Cash Flows from Financing Activities

Cash flow from financing activities for the six months ended June 30, 2012 used $748,559. Proceeds from the exercise of stock options and warrants provided $83,543 and the financing of certain business insurance policies required payments of $832,102.

Cash flow from financing activities for the six months ended June 30, 2011 generated cash of $260,836 related to the proceeds from the exercise of warrants and stock options.

Loans

As of June 30, 2012, we had no outstanding loans.

Off Balance Sheet Arrangements

We are required to provide performance and payment guarantee bonds to county governments under certain contracts. As of June 30, 2012, we have seven performance bonds totaling $6,515,677 and three payment bonds for $3,958,020, totaling $10,473,696. The surety issuing the bonds has recourse against our assets in the event the surety is required to honor the bonds.

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2012:

	Total	Current	2 – 3 Years	4 – 5 Years	Thereafter
Equipment leases	184,090	61,034	97,053	26,003	—
Automobile leases	129,489	62,422	67,067	—	—
Office Space leased	335,930	216,362	119,568	—	—
Total Contractual Cash Obligations	$649,509	$339,818	$283,688	$26,003	$—

Effects of Inflation

We do not believe that inflation and changing prices over the past three years have had a significant impact on our revenue or results of operations.

Potential Future Service Contract Revenue

As of June 30, 2012, we have entered into 70 agreements with county and municipal governments to provide medical and healthcare services primarily to county and municipal correctional facilities. Most of these contracts are for multiple years and include option renewal periods which are, in all cases, at the option of the county or municipality. The original terms of the contracts are from one to ten years. These medical and mental healthcare service contracts have potential future service contract revenue of $220 million as of June 30, 2012, with a weighted-average term of 4.1 years including option renewal periods, of which approximately $62 million relates to the initial contract period and approximately $158 million relates to the option renewal periods.

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

Page - 23 -

Changes in Internal Control over Financial Reporting. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 24 -

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes in the legal proceedings pending against us.

ITEM 1A.	RISK FACTORS

The information in this Item is not required to be provided by Smaller Reporting Companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

No disclosure required pursuant to this Item.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
2.1	Agreement and Plan of Merger, dated as of July 16, 2012, by and among Conmed Healthcare Management, Inc., Correct Care Solutions, LLC and Hanover Merger Sub, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012).
10.1	Amendment No. 4 to the 2007 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2012). *
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	Financial Statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)

*	Management contract or compensatory plan or arrangement.

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
August 14, 2012
By /s/ Richard W. Turner
Richard W. Turner, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

August 14, 2012
By /s/ Thomas W. Fry
Thomas W. Fry
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Page - 26 -